Form 10-Q
period 2021-03-31
LMF Acquisition Opportunities Inc
filed 2021-05-24
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-39927

LMF ACQUISITION OPPORTUNITIES INC.

(Exact name of Registrant as specified in its charter)

Delaware	85-3681132
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1200 West Platt Street Suite 100 Tampa, FL	33606
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 813-222-8996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, and one Warrant	LMAOU	The Nasdaq Stock Market LLC
Class A Common Stock par value $0.0001 per share	LMAO	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	LMAOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

As of May 7, 2021, there were 10,453,500 shares of the Registrant’s Class A Common Stock, $0.0001 par value, and 2,587,500 shares of the Registrant’s Class B Common Stock, $0.0001 par value, issued and outstanding.

LMF ACQUISITION OPPORTUNITIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LMF Acquisition Opportunities, Inc.

Balance Sheets

	3/31/2021	12/31/2020
	(Unaudited)
ASSETS
Cash	$503,309	$38,388
Prepaid insurance and other fees	663,236	—
Prepaid expenses	96,117	230,820
Current Assets	1,262,662	269,208
Cash and marketable securities held in trust	105,571,754	—
Total assets	$106,834,416	$269,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses	4,324	123,031
Insurance liability	285,933	—
Due to related parties	—	126,413
Total current liabilities	290,257	249,444
Deferred underwriting commissions in connection with the initial public offering	3,622,500	—
Warrant liability (Note 10)	6,286,020	—
Total liabilities	10,198,777	249,444

Commitments
Class A common stock subject to possible redemption 8,871,863 shares at redemption value	89,605,819	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,581,637 issued and outstanding at March 31, 2021 excluding 8,871,863 shares subject to possible redemption	158	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,587,500 shares and 2,156,250 issued and outstanding at March 31, 2021 and December 31, 2020, respectively (See Note 6.)	259	215
Additional paid-in capital	5,328,182	24,785
Accumulated deficit	1,701,221	(5,236)
Total stockholders’ equity	7,029,820	19,764
Total liabilities and stockholders’ equity	$106,834,416	$269,208

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Operations (unaudited)

For the Three Months Ended 3/31/2021
Expenses:
Formation and Administrative costs	$125,957
Loss from operations	(125,957)
Gain on warrant liability revaluation	1,830,660
Other income
Interest earned on marketable securities held in Trust Account	1,754
Net income	$1,706,457
Income per share:
Basic weighted average shares outstanding	9,654,633
Diluted weighted average shares outstanding	9,654,633
Basic net income per share	$0.18
Diluted net income per share	$0.18

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Cash Flows (unaudited)

For the Three Months Ended 3/31/2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,706,457
Adjustments to reconcile net income to cash used in operating activities
Formation costs paid by related parties	(126,413)
Gain on warrant liability revaluation	(1,830,660)
Interest earned on marketable securities in trust	(1,754)

Change in assets and liabilities
Prepaid costs	90,758
Accrued expenses	(118,707)
Net cash used in operating activities	(280,319)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust account	(105,570,000)

Net cash used in financing activities	(105,570,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing payments	(468,061)
Proceeds from issuance of private placement warrants	5,738,000
Proceeds from issuance of units	103,500,000
Issue costs from issuance of units	(2,454,699)
Net cash provided by financing activities	106,315,240
NET INCREASE IN CASH	464,921
CASH - BEGINNING OF YEAR	38,388
CASH - END OF PERIOD	$503,309

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Warrant liability	$6,286,020
Issuance costs	$3,757,203

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2021

					Additional
	Class A Common Stock		Class B Common Stock		paid	Accumulated	Total	Redeemable
	Shares (1)	Amount	Shares (1)	Amount	in capital	Deficit	Equity	Interest
Balance as of December 31, 2020	—	$—	2,156,250	$215	$24,785	$(5,236)	$19,764	$-
Class A Units issued for cash, net of offering costs	10,350,000	158	—	—	97,287,940	—	97,288,098	—
Class A Units issued for no cash	103,500		—	—	—	—	-	—
Class A Units reclassified to Commitments subject to possible redemption	(8,871,863)				(89,605,819)		(89,605,819)	89,605,819
Private placement warrants issued for cash					5,738,000		5,738,000	—
Class B shares dividend			431,250	44	(44)		-	—
Warrants classified as liabilities					(8,116,680)		(8,116,680)	—
Net income	—	—	—	—	—	1,706,457	1,706,457	—
Balance - March 31, 2021	1,581,637	$158	2,587,500	$259	$5,328,182	$1,701,221	$7,029,820	$89,605,819

The accompanying notes are an integral part of these unaudited financial statements.

LMF ACQUISITION OPPORTUNITIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business Operations

LMF Acquisition Opportunities, Inc. (the “Company”) was incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from October 27, 2020 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains or losses from the revaluation of the warrant liability.

The registration statement for the Company’s IPO was declared effective on January 25, 2021 (the “Effective Date”). On January 28, 2021, the Company consummated the IPO of 10,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $103,500,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,738,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to LMFAO Sponsor LLC, a Florida limited liability company (the “Sponsor”), generating gross proceeds of $5,738,000, which is described in Note 4.

Transaction costs for the IPO amounted to $6,233,747 consisting of $2,070,000 of underwriting discount, $3,622,500 of deferred underwriting fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and $540,247 of other offering costs. In addition, $974,009 of cash was held outside of the Trust Account (as defined below) as of the date of the IPO and became available for working capital purposes at such time.

Following the closing of the IPO on January  28, 2021, an amount of $105,570,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, as described in more detail in the prospectus for the IPO), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Note 2. Restatement of Previously Issued Financial Statement

The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants issued in connection with its IPO as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants (the “Warrant Agreement”) includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrant. In addition, the Warrant Agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

In connection with the reevaluation of the accounting treatment of the Warrants, the Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s Audit Committee, in consultation with management and after discussion with the

Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s Audit Committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the Warrant Agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-15.

As a result of the above, the Company should have classified the $8,116,680 of Warrants as derivative liabilities in its previously issued balance sheet as of January 28, 2021 that was filed on Form 8-K on February 3, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Going forward, unless the Company amends the terms of the Warrant Agreement, it expects to continue to classify the Warrants as liabilities, which would require the Company to incur the cost of measuring the fair value of the Warrant liabilities, and which may have an adverse effect on the Company’s results of operations.

Note 3 — Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2020, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, common stock are classified as stockholders' equity. The Company's common stock feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, 8,871,863 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company's balance sheet.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 10,350,000 warrants issued in connection with the IPO (the “Public Warrants”) and the 5,768,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued and Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders' equity upon the completion of the IPO. Accordingly, on March 31, 2021, offering costs totaling $6,233,747 have been charged to stockholders' equity (consisting of $2,070,000 in underwriters' discount, $3,622,500 in deferred underwriters' fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and approximately $540,247 of other cash expenses).

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of March 31, 2021, the Company determined that a valuation allowance should be established.

As of March 31, 2021 and December 31, 2020, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at March 31, 2021 and December 31, 2020.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. GOVERNMENT SECURITIES HELD IN TRUST ACCOUNT

As of March 31, 2021, substantially all of the assets totaling $105,571,754 were held in U.S. Treasury Bills with a maturity due as of May 13, 2021. Management elects to measure the government securities at fair value in accordance with the guidance in ASC Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 5. PREPAID EXPENSES

As of March 31, 2021, the Company had prepaid expenses of approximately $663,000 in connection with the prepayment for D&O insurance.

Note 6.  Initial Public Offering

Pursuant to the IPO on January 28, 2021, the Company sold 10,350,000 Units, at a purchase price of $10.00 per Unit. Each unit consists of one share of Class A common stock, and one warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. (see Note 7).

Aggregate of $10.20 per Unit sold in the IPO is being held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $50,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, as described in more detail the prospectus for the IPO), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Note 7. Private Placement

Simultaneously with the closing of the IPO, the Company consummated a private placement with the Company’s Sponsor purchasing an aggregate of 5,738,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,738,000. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. The Private Placement Warrants are identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. In addition, for as long as the Private Placement Warrants are held by the underwriters or their designees or affiliates, they may not be exercised after five years from the Effective Date.

The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, as described in more detail in the prospectus for the IPO) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination. In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

Note 8. Related Party Transactions

Related Party Loans

On November 6, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. On January 27, 2020, the Company had drawn down

$151,000 under the promissory note with the Sponsor to pay for offering expenses. On January 28, 2021, the Company repaid $151,000 to the Sponsor.

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

Related Party Extension Loans

The Company will have until 18 months from the closing of the IPO to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company will, by resolution of the Company’s board of directors, extend the period of time to consummate a Business Combination by an additional three months (for a total of 21 months to complete a Business Combination) if such extension is requested by the Sponsor. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on January 25, 2021, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,035,000 ($0.10 per share in either case) on or prior to the date of the deadline. Such payment would be made in the form of a loan. Such loan will be non-interest bearing and payable upon the consummation of the Company’s Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amount out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan. Furthermore, the letter agreement with the Sponsor contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for the Company to complete a Business Combination, but the Sponsor is not obligated to extend such time.

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

Note 9. Commitments Registration Rights

The holders of the founder shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, and warrants (including underlying securities) that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on January 19, 2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement for the IPO and may not exercise their demand rights on more than one occasion.

Right of First Refusal

Subject to certain conditions, the Company granted Maxim Group LLC (“Maxim”), for a period beginning on the closing of the IPo and ending 18 months after the date of the consummation of the Business Combination, a right of first refusal to act as lead left book-

running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the IPO.

Representative’s Common Stock

On January 25, 2021, the Company issued to Maxim and/or its designees, 103,500 shares of Class A common stock. The Company estimated the fair value of the stock to be $1,000 based upon the price of the Founder Shares issued to the Sponsor. The stock were treated as underwriters’ compensation and charged directly to stockholders’ equity.

Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within 18 months from the closing of the IPO (or 21 months from the closing, if the Company extends the period of time to consummate a Business Combination.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement for the IPO pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement for the IPO, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following the effective date of the registration statement for the IPO, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 10. Derivative Liability

Warrants

At March 31, 2021, there are 16,188,000 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if: (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from March 31, 2021, or 30 days after the completion of its Business Combination, and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption (excluding the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing: (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below); by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend, or the Company’s recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices.

Warrants Classified as Derivative Liabilities

The Company previously accounted for its outstanding Public Warrants (as defined in Note 3) and Private Placement Warrants issued in connection with its IPO as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

The Company’s management has evaluated both the Public Warrants and the Private Placement Warrants using ASC Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  The Company concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company also concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company has classified the warrants as derivative liabilities.

The following table presents fair value information as of March 31, 2021 and January 28, 2021 of the Company’s warrants. The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

	As of March 31, 2021	As of January 28, 2021
Public Warrants	$ 4,036,500	$ 5,175,000
Private Placement Warrants	2,249,520	2,941,680
	$ 6,286,020	$ 8,116,680

The Company recognized a $1,830,660 gain upon the revaluation of the warrants as of March 31, 2021.  The Company will remeasure these warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

NOTE 11. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

"	Level	March 31, 2021	January 28, 2021
Assets:
Government securities held in Trust Account	1	$105,570,833	$105,570,833
Liabilities:
Private Placement Warrants	3	2,249,520	2,941,680
Public Warrants	3	4,036,500	5,175,000

Note 12. Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. On March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. On March 31, 2021, there were 10,453,000 shares of Class A common stock issued and outstanding, excluding 8,871,863 shares of Class A common shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On November 6, 2020, the Company issued 2,156,250 shares of Class B common stock to its initial stockholder, the Sponsor, for $25,000, or approximately $0.012 per share. In January 2021, the Company effected a stock dividend, resulting in the initial stockholder holding an aggregate of 2,587,500 founder shares of Class B common stock. At March 31, 2021, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering (not including the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or any private placement-equivalent units issued to the Sponsor, its affiliates, or certain of officers and directors upon conversion of working capital loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company's stockholders, with each share of common stock entitling the holder to one vote.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

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

•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance, and
•	other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from October 27, 2020 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on January 25, 2021 (the “Effective Date”). On January 28, 2021, the Company consummated the IPO of 10,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $103,500,000, which offering is further described in Note 6.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,738,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to LMFAO Sponsor LLC, a Florida limited liability company (the “Sponsor”), generating gross proceeds of $5,738,000.

Transaction costs for the IPO amounted to $6,233,747 consisting of $2,070,000 of underwriting discount, $3,622,500 of deferred underwriting fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and $540,247 of other offering costs. In addition, $974,009 of cash was held outside of the Trust Account (as defined below) as of the date of the IPO and became available for working capital purposes at such time.

Following the closing of the IPO on January  28, 2021, an amount of $105,570,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, as described in more detail in the prospectus for the IPO), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

COVID-19 Update

A The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, or the target company’s personnel, vendors, and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Results of Operations for the Three Months Ended March 31, 2021

The Company’s only activities since inception in October 28, 2020 through March 31, 2021 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the three months ended March 31, 2021

Expenses

During the three months ended March 31, 2021, expenses were approximately $126 thousand, and are associated with formation and administrative expenses.

Gain on Revaluation of Warrants

The Company recognized a $1,830,660 gain upon the revaluation of the warrants as of March 31, 2021.

Other Income

The Company’s investment in U.S. government securities generated an unrealized gain of $1.7 thousand for the three months ended March 31, 2021.

Income Tax Expense

During the three months ended March 31, 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception.  As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the three months ended March 31, 2020.

Net Income

During the three months ended March 31, 2021, net income was $1.7 million. Such net income resulted from a revaluation of the Company’s warrants.

Liquidity and Capital Resources

General

As of March 31, 2021, we had cash and cash equivalents of $503 thousand.

Cash from Operations

Net cash used in operations was $280 thousand during the three months ended March 31, 2021 due to cash used for operating and formation costs.

Cash from Investing Activities

For the three months ended March 31, 2021 net cash used in investing activities was $105.6 million as the Company invested $105.6 million into its Trust account.

Cash from Financing Activities

Net cash provided by financing activities was $106.3 million for the three months ended March 31, 2021 due to the $106.8 million generated by the Company’s IPO. The Company also paid $468 thousand during the period for director and officer insurance premiums.

Shareholders’ Equity

During the three months ended March 31, 2021, the Company issued 10.3 million units, 0.4 million in Class B shares and 5.7 million Private Placement Warrants.

As of March 31, 2021, the Company owed $286 thousand for financed insurance premiums.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of March 31, 2021: Since inception in 2020 to the present, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. In addition, our internal control over financial reporting did not result in effective controls to properly evaluate complex equity transactions. This lack of control led to improper accounting classification of warrants we issued in January 2021 which, due to its impact on our financial statements which we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2021, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to material litigation proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020:

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

As described elsewhere in this report, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in January 2021 and in connection with the small size of our accounting staff and segregation of accounting duties. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021. These material weaknesses led to a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in the fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the three months ended March 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The SEC issued guidance on the application of warrant accounting guidance which required that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The warrants issued in our IPO and in a concurrent private placement are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our common stock.

Following the restatement of our historical financial statements, we account for our warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by the Company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Company’s Sponsor purchasing an aggregate of 5,738,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,738,000. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. The Private Placement Warrants are identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The issuance of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits – To Be Updated

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 8, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 19, 2021)
4.2	Specimen Class A common stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 19, 2021)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
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

10.6	Private Placement Warrants Purchase Agreement between the Company and LMFAO Sponsor, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
10.7	Form of Indemnity Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 19, 2021)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LMF ACQUISITION OPPORTUNITIES, INC.

Date: May 24, 2021	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)