Form 10-Q
period 2021-06-30
LMF Acquisition Opportunities Inc
filed 2021-08-16
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 10,453,500 shares of the Registrant’s Class A Common Stock, $0.0001 par value, and 2,587,500 shares of the Registrant’s Class B Common Stock, $0.0001 par value, issued and outstanding.

LMF ACQUISITION OPPORTUNITIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LMF Acquisition Opportunities, Inc.

Balance Sheets

	6/30/2021	12/31/2020
	(Unaudited)
ASSETS
Cash	$339,724	$38,388
Prepaid insurance and other fees	537,568	—
Prepaid expenses	73,967	230,820
Current Assets	951,259	269,208
Cash and marketable securities held in trust	105,575,470	—
Total assets	$106,526,729	$269,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses	49,321	123,031
Insurance liability	142,967	—
Due to related parties	—	126,413
Total current liabilities	192,288	249,444
Deferred underwriting commissions in connection with the initial public offering	3,622,500	—
Warrant liability (Note 10)	8,059,000	—
Total liabilities	11,873,788	249,444

Commitments
Class A common stock subject to possible redemption 8,871,863 shares at redemption value	89,605,819	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,581,637 issued and outstanding at June 30, 2021 excluding 8,871,863 shares subject to possible redemption	158	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,587,500 shares and 2,156,250 issued and outstanding at June 30, 2021 and December 31, 2020, respectively (See Note 6.)	259	215
Additional paid-in capital	5,328,182	24,785
Accumulated deficit	(281,477)	(5,236)
Total stockholders’ equity	5,047,122	19,764
Total liabilities and stockholders’ equity	$106,526,729	$269,208

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Operations (unaudited)

	For the Three Months Ended 6/30/2021	For the Six Months Ended 6/30/2021
Expenses:
Formation and Administrative costs	$209,718	$335,675
Loss from operations	(209,718)	(335,675)
Gain (loss) on warrant liability revaluation	(1,772,980)	57,680
Other income
Interest earned on marketable securities held in Trust Account	-	1,754
Net loss	$(1,982,698)	$(276,241)
Loss per share:
Basic weighted average shares outstanding	13,041,000	11,357,171
Diluted weighted average shares outstanding	13,041,000	11,357,171
Basic and diluted net loss per share	$(0.15)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Cash Flows (unaudited)

For the Six Months Ended 6/30/2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,241)
Adjustments to reconcile net income to cash used in operating activities
Formation costs paid by related parties	(126,413)
Gain on warrant liability revaluation	(57,680)
Interest earned on marketable securities in trust	(1,754)

Change in assets and liabilities
Prepaid costs	216,426
Accrued expenses	(73,710)
Net cash used in operating activities	(319,372)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust account	(105,573,716)

Net cash used in financing activities	(105,573,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing payments	(611,027)
Proceeds from issuance of private placement warrants	5,738,000
Proceeds from issuance of units	103,500,000
Issue costs from issuance of units	(2,432,549)
Net cash provided by financing activities	106,194,424
NET INCREASE IN CASH	301,336
CASH - BEGINNING OF YEAR	38,388
CASH - END OF PERIOD	$339,724

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Reclassification of warrants to liability	$8,116,680
Deferred underwriting commissions in connection with the initial public offering	$3,779,353

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Changes in Stockholders’ Equity (unaudited)

For the Three and Six Months Ended June 30, 2021

					Additional
	Class A Common Stock		Class B Common Stock		paid	Accumulated	Total	Redeemable
	Shares (1)	Amount	Shares (1)	Amount	in capital	Deficit	Equity	Interest
Balance as of December 31, 2020	—	$—	2,156,250	$215	$24,785	$(5,236)	$19,764	$-
Class A Units issued for cash, net of offering costs	10,350,000	158	—	—	97,287,940	—	97,288,098	—
Class A Units issued for no cash	103,500		—	—	—	—	-	—
Class A Units reclassified to Commitments subject to possible redemption	(8,871,863)				(89,605,819)		(89,605,819)	89,605,819
Private placement warrants issued for cash					5,738,000		5,738,000	—
Class B shares dividend			431,250	44	(44)		-	—
Warrants classified as liabilities					(8,116,680)		(8,116,680)	—
Net income	—	—	—	—	—	1,706,457	1,706,457	—
Balance - March 31, 2021	1,581,637	$158	2,587,500	$259	$5,328,182	$1,701,221	$7,029,820	$89,605,819

Net loss	—	—	—	—	—	(1,982,698)	(1,982,698)	—
Balance - June 30, 2021	1,581,637	$158	2,587,500	$259	$5,328,182	$(281,477)	$5,047,122	$89,605,819

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from October 27, 2020 (inception) through June 30, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains or losses from the revaluation of the warrant liability.

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

Note 3 — Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of June 30, 2021 and for the three months ended June 30, 2021 are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2020, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders' equity upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $6,233,747 have been charged to stockholders' equity (consisting of $2,070,000 in underwriters' discount, $3,622,500 in deferred underwriters' fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and approximately $540,247 of other cash expenses).

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of June 30, 2021, the Company determined that a valuation allowance should be established.

As of June 30, 2021 and December 31, 2020, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at June 30, 2021 and December 31, 2020.

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

NOTE 4. GOVERNMENT MONEY MARKET FUND HELD IN TRUST ACCOUNT

As of June 30, 2021, substantially all of the assets totaling $105,575,470 were held in a treasury money market fund. Management elects to measure the treasury money market fund at fair value in accordance with the guidance in ASC Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 5. PREPAID EXPENSES

As of June 30, 2021, the Company had prepaid expenses of approximately $537,000 in connection with the prepayment for D&O insurance.

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

Note 10. Derivative Liability

Warrants

At June 30, 2021, there are 16,188,000 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if: (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from June 30, 2021, or 30 days after the completion of its Business Combination, and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The following table presents fair value information as of June 30, 2021 and January 28, 2021 of the Company’s warrants. The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. These pricing inputs include the publicly traded value of the Public Warrants as of June 30, 2021 ($0.50 per warrant) and January 28, 2021 ($0.51 per warrant). Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

	As of June 30, 2021	As of January 28, 2021
Public Warrants	$ 5,175,000	$ 5,175,000
Private Placement Warrants	2,884,000	2,941,680
	$ 8,059,000	$ 8,116,680

The Company recognized an approximately $57,680 gain upon the revaluation of the warrants as of June 30, 2021.  The Company will remeasure these warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

"	Level	June 30, 2021	January 28, 2021
Assets:
Securities held in Trust Account	1	$105,575,470	$105,570,833
Liabilities:
Private Placement Warrants	3	2,884,000	2,249,520
Public Warrants	3	5,175,000	4,036,500

Note 12. Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. On June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. On June 30, 2021, there were 10,453,000 shares of Class A common stock issued and outstanding, excluding 8,871,863 shares of Class A common shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On November 6, 2020, the Company issued 2,156,250 shares of Class B common stock to its initial stockholder, the Sponsor, for $25,000, or approximately $0.012 per share. In January 2021, the Company effected a stock dividend, resulting in the initial stockholder holding an aggregate of 2,587,500 founder shares of Class B common stock. At June 30, 2021, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from October 27, 2020 (inception) through June 30, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Results of Operations for the Three Months Ended June 30, 2021

The Company’s only activities since inception in October 28, 2020 through June 30, 2021 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the three months ended June 30, 2021.

Expenses

During the three months ended June 30, 2021, expenses were approximately $210 thousand, and are associated with formation and administrative expenses.

Gain on Revaluation of Warrants

The Company recognized a $1.7 million loss upon the revaluation of the warrants as of June 30, 2021.

Income Tax Expense

During the three months ended June 30, 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception.  As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the three months ended June 30, 2020.

Net Loss

During the three months ended June 30, 2021, net loss was $1.98 million. Such net loss resulted from a revaluation of the Company’s warrants.

Results of Operations for the Six Months Ended June 30, 2021

The Company’s only activities since inception in October 28, 2020 through June 30, 2021 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the six months ended June 30, 2021

Expenses

During the six months ended June 30, 2021, expenses were approximately $336 thousand, and are associated with formation and administrative expenses.

Gain on Revaluation of Warrants

The Company recognized a $57 thousand gain upon the revaluation of the warrants as of June 30, 2021.

Other Income

The Company’s investment in U.S. government securities generated an unrealized gain of $1.7 thousand for the six months ended June 30, 2021.

Income Tax Expense

During the six months ended June 30, 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception.  As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the three months ended June 30, 2020.

Net Loss

During the six months ended June 30, 2021, net loss was $0.3 million. Such net loss resulted from a revaluation of the Company’s warrants.

Liquidity and Capital Resources

General

As of June 30, 2021, we had cash and cash equivalents of $340 thousand.

Cash from Operations

Net cash used in operations was $319 thousand during the six months ended June 30, 2021 due to cash used for operating and formation costs.

Cash from Investing Activities

For the six months ended June 30, 2021 net cash used in investing activities was $105.6 million as the Company invested $105.6 million into its Trust account.

Cash from Financing Activities

Net cash provided by financing activities was $106.2 million for the six months ended June 30, 2021 due to the $106.8 million generated by the Company’s IPO. The Company also paid $611 thousand during the period for director and officer insurance premiums.

Shareholders’ Equity

During the six months ended June 30, 2021, the Company issued 10.3 million units, 0.4 million in Class B shares and 5.7 million Private Placement Warrants.

As of June 30, 2021, the Company owed $143 thousand for financed insurance premiums.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based solely on the following material weaknesses which existed as of June 30, 2021: Since inception in 2020 to the present, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. In addition, our internal control over financial reporting did not result in effective controls to properly evaluate complex equity transactions. This lack of control led to improper accounting classification of warrants we issued in January 2021 which, due to its impact on our financial statements which we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2021, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this report, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in January 2021 and in connection with the small size of our accounting staff and segregation of accounting duties. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021. These material weaknesses led to a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in the fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the three months ended June 30, 2021.

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

None.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 8, 2021)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LMF ACQUISITION OPPORTUNITIES, INC.

Date: August 16, 2021	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)