Form 10-Q
period 2021-09-30
LMF Acquisition Opportunities Inc
filed 2021-11-17
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 10,453,500 shares of the Registrant’s Class A Common Stock, $0.0001 par value, and 2,587,500 shares of the Registrant’s Class B Common Stock, $0.0001 par value, issued and outstanding.

LMF ACQUISITION OPPORTUNITIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LMF Acquisition Opportunities, Inc.

Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$165,840	$38,388
Prepaid insurance and other fees	411,903	—
Prepaid expenses	47,135	230,820
Current Assets	624,878	269,208
Cash and marketable securities held in trust	105,578,132	—
Total assets	$106,203,010	$269,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses	277,306	123,031
Due to related parties	—	126,413
Total current liabilities	277,306	249,444
Deferred underwriting commissions in connection with the initial public offering	3,622,500	—
Warrant liability (Note 10)	7,414,280	—
Total liabilities	11,314,086	249,444

Commitments
Class A common stock subject to possible redemption 10,350,000 shares at redemption value of $10.20 per share	105,570,000	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,500 issued and outstanding at September 30, 2021 excluding 10,350,000 shares subject to possible redemption	10	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,587,500 shares and 2,156,250 issued and outstanding at September 30, 2021 and December 31, 2020, respectively (See Note 6.)	259	215
Additional paid-in capital	—	24,785
Accumulated deficit	(10,681,345)	(5,236)
Total stockholders’ equity	(10,681,076)	19,764
Total liabilities and stockholders’ equity	$106,203,010	$269,208

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Operations (unaudited)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Expenses:
Formation and Administrative costs	$411,398	$747,073
Loss from operations	(411,398)	(747,073)
Gain on warrant liability revaluation	644,720	702,400
Other income
Investment income earned on marketable securities held in Trust Account	2,661	4,415
Net income (loss)	$235,983	$(40,258)

Net income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	10,453,500	9,381,347
Class B - Common stock	2,587,500	2,543,269
Basic and diluted net income (loss) per share
Class A - Common stock	$0.02	$-
Class B - Common stock	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,258)
Adjustments to reconcile net loss to cash used in operating activities
Formation costs paid by related parties	(126,413)
Gain on warrant liability revaluation	(702,400)

Change in assets and liabilities
Prepaid costs	342,091
Accrued expenses	154,275
Net cash used in operating activities	(372,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust account	(105,578,132)

Net cash used in financing activities	(105,578,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing payments	(753,994)
Proceeds from issuance of private placement warrants	5,738,000
Proceeds from issuance of units	103,500,000
Issue costs from issuance of units	(2,405,717)
Net cash provided by financing activities	106,078,289
NET INCREASE IN CASH	127,452
CASH - BEGINNING OF YEAR	38,388
CASH - END OF PERIOD	$165,840

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Reclassification of warrants to liability	$8,116,680
Deferred underwriting commissions in connection with the initial public offering	$3,806,185

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statement of Changes in Stockholders’ Equity (unaudited)

For the Three and Nine Months Ended September 30, 2021

					Additional
	Class A Common Stock		Class B Common Stock		paid	Accumulated	Total	Redeemable
	Shares (1)	Amount	Shares (1)	Amount	in capital	Deficit	Equity	Interest
Balance as of December 31, 2020	—	$—	2,156,250	$215	$24,785	$(5,236)	$19,764	$-
Class A Units issued for cash, net of offering costs	10,350,000	158	—	—	97,287,940	—	97,288,098	—
Class A Units issued for no cash	103,500		—	—	—	—	-	—
Class A Units reclassified to Commitments subject to possible redemption	(8,871,863)				(89,605,819)		(89,605,819)	89,605,819
Private placement warrants issued for cash					5,738,000		5,738,000	—
Class B shares dividend			431,250	44	(44)		-	—
Warrants classified as liabilities					(8,116,680)		(8,116,680)	—
Net income	—	—	—	—	—	1,706,457	1,706,457	—
Balance - March 31, 2021	1,581,637	$158	2,587,500	$259	$5,328,182	$1,701,221	$7,029,820	$89,605,819

Net loss	—	—	—	—	—	(1,982,698)	(1,982,698)	—
Balance - June 30, 2021	1,581,637	$158	$2,587,500	$259	$5,328,182	$(281,477)	$5,047,122	$89,605,819

Change in value of Class A Ordinary Shares subject to possible redemption	(1,478,137)	(148)	—	—	(5,328,182)	(10,635,851)	(15,964,181)	15,964,181
Net income	—	—	—	—	—	235,983	235,983	—
Balance - September 30, 2021	103,500	$10	$2,587,500	$259	$-	$(10,681,345)	$(10,681,076)	$105,570,000

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from October 27, 2020 (inception) through September 30, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains or losses from the revaluation of the warrant liability.

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

Note 2A. Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management determined it should revise its previously reported condensed financial statements. The Company had previously determined the Class A Ordinary Shares subject to possible redemption to be equal to the redemption value of $10.20 per Class A Ordinary Shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the Class A Ordinary Shares issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management has concluded that the redemption value should include all the Class A Ordinary Shares subject to possible redemption, resulting in the Class A Ordinary Shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company will present this restatement in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Ordinary Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the Class A Ordinary Shares.

In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company.

There has been no change in the Company's total assets, liabilities or operating results.

Balance Sheet as of January 28, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A Ordinary Shares subject to possible redemption	89,605,819	15,964,181	105,570,000
Class A Ordinary Shares	158	(148)	10
Class B Ordinary Shares	259	-	259
Additional paid-in capital	5,307,337	(5,307,337)	-
Accumulated deficit	(5,290)	(10,656,696)	(10,661,986)
Total shareholders; equity (deficit)	5,302,464	-	(10,661,717)

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A Ordinary Shares subject to possible redemption	89,605,819	15,964,181	105,570,000
Class A Ordinary Shares	158	(148)	10
Class B Ordinary Shares	259	-	259
Additional paid-in capital	5,328,182	(5,328,182)	-
Accumulated deficit	1,701,221	(10,635,851)	(8,934,630)
Total shareholders; equity (deficit)	7,029,820	-	(8,934,361)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A Ordinary Shares subject to possible redemption	89,605,819	15,964,181	105,570,000
Class A Ordinary Shares	158	(148)	10
Class B Ordinary Shares	259	-	259
Additional paid-in capital	5,328,182	(5,328,182)	-
Accumulated deficit	(281,477)	(10,635,851)	(10,917,328)
Total shareholders; equity (deficit)	5,047,122	-	(10,917,059)

The following is the restated earnings per share for the three months ended March 31, 2021, June 30, 20201 and the six months ended June 30, 2021:
	For the Three Months Ended March 31, 2021	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Expenses:
Formation and Administrative costs	$125,957	$209,718	$335,675
Loss from operations	(125,957)	(209,718)	(335,675)
Gain on warrant liability revaluation	1,830,660	(1,772,980)	57,680
Other income
Investment income earned on marketable securities held in Trust Account	1,754	-	1,754
Net income (loss)	$1,706,457	$(1,982,698)	$(276,241)

Income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	7,201,300	10,453,500	8,836,384
Class B - Common stock	2,453,333	2,587,500	2,520,787
Basic and diluted net income (loss) per share
Class A - Common stock	$0.13	$(0.12)	$(0.02)
Class B - Common stock	$0.04	$(0.03)	$(0.01)

The following is the restated equity rollforward for the three months ended March 31, 2021, June 30, 20201 and September 30, 2021:

	Class A Common Stock		Class B Common Stock		paid	Accumulated	Total	Redeemable
	Shares (1)	Amount	Shares (1)	Amount	in capital	Deficit	Equity	Interest
Balance as of December 31, 2020	—	$—	2,156,250	$215	$24,785	$(5,236)	$19,764	$-
Class A Units issued for cash, net of offering costs	10,350,000	158	—	—	97,287,940	—	97,288,098	—
Class A Units issued for no cash	103,500		—	—	—	—	-	—
Class A Units reclassified to Commitments subject to possible redemption	(10,350,000)	(148)			(94,934,001)	(10,635,851)	(105,570,000)	105,570,000
Private placement warrants issued for cash					5,738,000		5,738,000	—
Class B shares dividend			431,250	44	(44)		-	—
Warrants classified as liabilities					(8,116,680)		(8,116,680)	—
Net income	—	—	—	—	—	1,706,457	1,706,457	—
Balance - March 31, 2021	103,500	$10	2,587,500	$259	$-	$(8,934,630)	$(8,934,361)	$105,570,000

Net loss	—	—	—	—	—	(1,982,698)	(1,982,698)	—
Balance - June 30, 2021	103,500	$10	$2,587,500	$259	$-	$(10,917,328)	$(10,917,059)	$105,570,000

Net income	—	—	—	—	—	235,983	235,983	—
Balance - September 30, 2021	103,500	$10	$2,587,500	$259	$-	$(10,681,345)	$(10,681,076)	$105,570,000

Note 3 — Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of September 30, 2021 and for the three months ended September 30, 2021 are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2020, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Cash and Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 10,350,000 and zero, respectively, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts carrying value of redeemable Ordinary Shares to equal the redemption value at the end of the reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 the Class A Ordinary Shares reflected in the condensed balance sheet are reconciled in the following table:

Gross Proceeds	$ 103,500,000
Plus / (less) adjustments to carrying value
Proceeds allocated to the Public Warrants	(5,175,000)
Class A Ordinary Shares issuance costs	(2,405,717)
Plus:	98,325,000
Accretion of carrying value to redemption value	7,245,000
Class A Ordinary Shares subject to possible redemption	$105,570,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, common stock are classified as stockholders' equity. The Company's common stock feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, 10,350,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company's balance sheet.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders' equity upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling $6,233,747 have been charged to stockholders' equity (consisting of $2,070,000 in underwriters' discount, $3,622,500 in deferred underwriters' fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and approximately $540,247 of other cash expenses).

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of September 30, 2021, the Company determined that a valuation allowance should be established.

As of September 30, 2021 and December 31, 2020, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at September 30, 2021 and December 31, 2020.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income (loss) per common share. Shares of Class A common stock subject to possible redemption as of the three and nine-month periods ended September 30, 2021 have been excluded from the calculation of the basic net income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net income per share, the Company has not considered the effect of the incremental number of shares of common stock to settle Warrants sold in the Initial Public Offering and Private Placement, as calculated using the treasury stock method. The calculation excludes 10,350,000 Public Warrants and 5,738,000 Private Placement Warrants for the three and nine-month periods ended September 30, 2021 as the exercise prices were greater than the average market price during the period (out-of-the-money warrants).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. GOVERNMENT MONEY MARKET FUND HELD IN TRUST ACCOUNT

As of September 30, 2021, substantially all of the assets totaling approximately $105,578,000 were held in a treasury money market fund. Management elects to measure the treasury money market fund at fair value in accordance with the guidance in ASC Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 5. PREPAID EXPENSES

As of September 30, 2021, the Company had prepaid expenses of approximately $412,000 primarily in connection with the prepayment for D&O insurance.

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

Note 8. Related Party Transactions

Related Party Loans

On November 6, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. On January 27, 2020, the Company had drawn down $151,000 under the promissory note with the Sponsor to pay for offering expenses. On January 28, 2021, the Company repaid $151,000 to the Sponsor.

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

Right of First Refusal

Subject to certain conditions, the Company granted Maxim Group LLC (“Maxim”), for a period beginning on the closing of the IPo and ending 18 months after the date of the consummation of the Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the IPO.

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

Note 10. Derivative Liability

Warrants

At September 30, 2021, there are 16,088,000 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if: (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from September 30, 2021, or 30 days after the completion of its Business Combination, and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The following table presents fair value information as of September 30, 2021 and January 28, 2021 of the Company’s warrants. The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. These pricing inputs include the publicly traded value of the Public Warrants as of September 30, 2021 ($0.4598 per warrant) and January 28, 2021 ($0.51 per warrant). Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

	As of September 30, 2021	As of January 28, 2021
Public Warrants	$ 4,761,000	$ 5,175,000
Private Placement Warrants	2,653,280	2,941,680
	$ 7,414,280	$ 8,116,680

The Company recognized an approximately $702,400 gain upon the revaluation of the warrants as of September 30, 2021.  The Company will remeasure these warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2021	January 28, 2021
Assets:
Government securities held in Trust Account	1	$105,578,132	$105,570,833
Liabilities:
Private Placement Warrants	3	2,653,280	2,249,520
Public Warrants	3	4,761,000	4,036,500

Note 12. Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. On September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. On September 30, 2021, there were 10,453,000 shares of Class A common stock issued and outstanding, excluding 10,350,000 shares of Class A common shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On November 6, 2020, the Company issued 2,156,250 shares of Class B common stock to its initial stockholder, the Sponsor, for $25,000, or approximately $0.012 per share. In January 2021, the Company effected a stock dividend, resulting in the initial stockholder holding an aggregate of 2,587,500 founder shares of Class B common stock. At September 30, 2021, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from October 27, 2020 (inception) through September 30, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Results of Operations for the Three Months Ended September 30, 2021

The Company’s only activities since inception in October 28, 2020 through September 30, 2021 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the three months ended September 30, 2021.

Expenses

During the three months ended September 30, 2021, expenses were approximately $411 thousand, and are associated with formation and administrative expenses.

Gain on Revaluation of Warrants

The Company recognized a $0.6 million gain upon the revaluation of the warrants as of September 30, 2021.

Income Tax Expense

During the three months ended September 30, 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception.  As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the three months ended September 30, 2020.

Net Income

During the three months ended September 30, 2021, net income was $236 thousand. Such net income resulted from a revaluation of the Company’s warrants.

Results of Operations for the Nine Months Ended September 30, 2021

The Company’s only activities since inception in October 28, 2020 through September 30, 2021 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the Nine Months ended September 30, 2021

Expenses

During the Nine Months ended September 30, 2021, expenses were approximately $747 thousand, and are associated with formation and administrative expenses.

Gain on Revaluation of Warrants

The Company recognized a $702 thousand gain upon the revaluation of the warrants as of September 30, 2021.

Other Income

The Company’s investments in U.S. government securities and money market fund generated investment income of $4.4 thousand for the Nine Months ended September 30, 2021.

Income Tax Expense

During the Nine Months ended September 30, 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception.  As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the nine months ended September 30, 2020.

Net Loss

During the Nine Months ended September 30, 2021, net loss was $40 thousand. Such net loss resulted from a revaluation of the Company’s warrants.

Liquidity and Capital Resources

General

As of September 30, 2021, we had cash and cash equivalents of $166 thousand.

Cash from Operations

Net cash used in operations was $373 thousand during the Nine Months ended September 30, 2021 due to cash used for operating and formation costs.

Cash from Investing Activities

For the Nine Months ended September 30, 2021 net cash used in investing activities was $105.6 million as the Company invested $105.6 million into its Trust account.

Cash from Financing Activities

Net cash provided by financing activities was $106.1 million for the Nine Months ended September 30, 2021 due to the $106.8 million generated by the Company’s IPO. The Company also paid $754 thousand during the period for director and officer insurance premiums.

Shareholders’ Equity

During the Nine Months ended September 30, 2021, the Company issued 10.3 million units, 0.4 million in Class B shares and 5.7 million Private Placement Warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

Redeemable Equity Instruments

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Management reviewed the Company’s initial application of ASC 480-10-S99-3A to its accounting classification of public shares and determined that the public shares include certain redemption provisions outside of the Company’s control that require the public shares to be presented as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

Warrants as Derivative Liability

The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants issued in connection with its IPO as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrant Agreement includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrant. In addition, the Warrant Agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

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

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued balance sheet as of January 28, 2021 that was filed on Form 8-K on February 3, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period improper accounting classification of warrants we issued in January 2021 which, due to its impact on our financial statements which we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity and warrants should be classified and measured as derivative liabilities.

(a) Evaluation of disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based solely on the following material weaknesses which existed as of September 30, 2021. Since inception in 2020 to the present, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. In addition, we did not have sufficient controls in place surrounding the accounting of complex financial instruments. This lack of control led to improper accounting classification of warrants we issued in January 2021 which, due to its impact on our financial statements. This lack of control led to improper accounting classification of warrants we issued in January 2021 which we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the evaluation of the SEC Statement and management’s subsequent re-evaluation of its Prior Financials, the Company determined that there were errors in its accounting for its warrants and shares as temporary equity. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the Prior Financials.

Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2021, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this report, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in January 2021 and in connection with the small size of our accounting staff and segregation of accounting duties. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. These material weaknesses led to a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in the fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the three months ended September 30, 2021.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LMF ACQUISITION OPPORTUNITIES, INC.

Date: November 17, 2021	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 17, 2021	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)