Form 10-K
period 2021-12-31
LMF Acquisition Opportunities Inc
filed 2022-04-06
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒NO ☐

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $103,914,000 based on the closing sales price as reported on the NASDAQ Capital Market as of such date.

The number of shares of the Registrant’s common stock outstanding as of March 25, 2022 was 13,041,000 which comprises of 10,453,500 Class A shares and 2,587,500 of Class B shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTORS SUMMARY

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of prospective target businesses;

●

failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A, Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Item 1A, Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

Risk Factors Summary

Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Item 1A, Risk Factors” in this Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

As more fully set forth under “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

●

If we do not complete our initial business combination by August 25, 2022 (or such later date as may be approved by our stockholders), we will be required to cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Our Sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●

The ability of our public stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights.

●

We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

●

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●

If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	There may be tax consequences to our business combinations that may adversely affect us.

●

Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●

If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of the Sponsor, or if the Sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●

Provisions in our charter and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●

Our charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●

We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

PART I

Item 1. Business.

In this Annual Report on Form 10-K (this “Annual Report”), references to the “Company” and to “we,” “us,” and “our” refer to LMF Acquisition Opportunities, Inc.

We are a blank check company incorporated in Delaware in October 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period from October 28, 2020 (inception) through December 31, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains or losses from the revaluation of the warrant liability.

The registration statement for the Company’s IPO was declared effective on January 25, 2021 (the “Effective Date”). On January 28, 2021, the Company consummated the IPO of 10,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $103,500,000, which is described in Note 2.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,738,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to LMFAO Sponsor LLC, a Florida limited liability company (the “Sponsor”), generating gross proceeds of $5,738,000.

Transaction costs for the IPO amounted to $6,211,902 consisting of $2,070,000 of underwriting discount, $3,622,500 of deferred underwriting fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and $518,402 of other offering costs. In addition, $974,009 of cash was held outside of the Trust Account (as defined below) as of the date of the IPO and became available for working capital purposes at such time.

Following the closing of the IPO on January  28, 2021, an amount of $105,570,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, as described in more detail in the prospectus for the IPO), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We may pursue an initial business combination target in any industry or sector, but we expect to focus on acquiring a business combination target within the financial services industry and related sectors, including potentially the FinTech sector, with an enterprise value of approximately $100 million to $950 million. Our management believes that this relative size of target opportunities will enable us to pursue companies that are the most attractive from a return standpoint and are less pursued by larger, more established sources of capital.

We intend to capitalize on the seasoned operating experience of our management team, including Bruce Rodgers, our President and Chief Executive Officer, and Richard Russell, our Chief Financial Officer, Treasurer, Secretary, and a director. Our management team has extensive experience in leadership roles and financial services-related entrepreneurship, venture capital, and private equity. Mr. Rodgers spent several years as a business transactions lawyer for several prominent firms and businesses, including in management positions, and he has a background in engineering as well as military service in the United States Navy. Mr. Russell serves and has served in several executive management positions, including CEO and CFO positions, as well as corporate boards, leveraging his advanced degrees and certifications in tax and accounting. While we may pursue an initial business combination target in any industry, our investment strategy will focus our efforts in the financial services industry, specifically within alternative lending, asset management, business process outsourcing, housing and commercial real estate finance, insurance, and tech-enabled business opportunities.

Our sponsor, LMFAO Sponsor, LLC, is a majority-owned and controlled subsidiary of LM Funding America, Inc. (“LMFA”). LMFA is a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida.

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

Business Strategy

Our initial business combination and value creation strategy will be to identify, acquire and, after our initial business combination, implement an operating strategy with a view of creating value for our stockholders through operational improvements, capital infusion, or future acquisitions. We intend to source initial business combination opportunities through our management team’s broad network of investors in the financial services industry, board members, company executives, lawyers, accountants, and brokers.

With respect to our investment strategy, we intend to focus our efforts on assets and businesses with the following aspects, or within the following sectors, of the financial services industry, in search of value-oriented and opportunistic transaction opportunities:

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

•

Mortgage Origination, Housing Services, and Technology: businesses with disruptive and scalable mortgage platforms, with competitive advantages in customer acquisition, origination, and servicing cost; businesses providing housing-related lead generation, alternative home ownership and rental models, and community association property management (and other ancillary services providers to community associations); businesses leveraging technology to offer contemporary and cutting-edge home-purchase and home-sale options, such as iBuyer investment models, as well as other opportunities for equity monetization; and

•	Regulated Industries: businesses in certain regulated industries that may presently have less, or no, options for lending or financial services, including the cannabis industry.

Business Combination Criteria

Our business combination criteria will not be limited to a particular industry or geographic sector, but given the experience of our management team, we expect to focus on acquiring a business combination target within the financial services industry, like the FinTech sector or a related sector, with an enterprise value of approximately $250 million to $500 million. Our management team will look to identify business combination targets which are in need of strategic growth capital, will benefit from becoming a publicly listed company, may require creative business approaches to unlock additional value, or may need to repurchase debt, target strategic acquisitions or require working capital.

Aligned with our business and investment strategies, we have identified the following criteria that we believe are important and that we intend to use in evaluating initial business combination opportunities. While we intend to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular initial business combination opportunity that we ultimately determine to pursue may not meet one or more of these criteria. In assessing prospective target companies, we may consider various criteria, including whether such prospects:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Competitive Strengths

We believe the sourcing, valuation, diligence, and execution capabilities of our management team will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise.

•

Strong Management Team. We will leverage the extensive experience of our management team, all of whom have been involved at various levels in acquisitions, financings, and advisory transactions, totaling millions in transaction value, and have significant experience investing in a variety of economic cycles, with a track record of identifying high-quality assets with opportunities for optimization. We believe our management team’s ability to originate, effectively diligence, and creatively and thoughtfully structure transactions will generate attractive risk-adjusted returns for investors. We believe we will benefit from our management team’s successful track record in corporate finance, including Mr. Rodgers’s and Mr. Russell’s experiences serving as corporate executives and board members for various companies, both public and private, as well as their respective backgrounds in transactional law practice and tax and accounting practice.

•

Broad Sourcing Channels and Leading Industry Relationships. We believe the capabilities and relationships associated with our management team will provide us with a differentiated pipeline of attractive business combination opportunities that would be difficult for other market participants to replicate.

•

Underwriting, Execution, and Structuring Capabilities. Our management team will apply to our acquisition targets a rigorous analytical review and diligence process that its individual members apply or have applied in their current or past professional experiences. The sensitivity of financial and operational drivers to external factors is a key component of evaluating investment opportunities and pricing risk. Our investment discipline will allow us to identify opportunities where our management team can create stockholder value, which may include operational or capital structure improvements, as well as the introduction of new technologies and/or products to drive growth.

•

Public Company Operating Expertise.    As a result of serving as executive officers and directors of publicly traded companies, our management team has substantial experience in navigating the challenges of operating as a public company.  In addition, Mr. Rodgers is a former business lawyer who has the ability to guide issuers through the “going public” process. We anticipate that one or more members of our management team or board, would remain on the board of the company post business combination. In addition, some of the potential acquisition targets we consider may operate within a regulated industry. We believe that the expertise within our management team around regulated financial services industries will be advantageous when evaluating certain acquisition targets.

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

We will have until 18 months from the closing of our offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we will, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees must deposit into the trust account $900,000, or up to $1,035,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the deadline. We will issue a press release announcing the extension, at least three days prior to the deadline. In addition, we will issue a press release the day after the deadline, announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the trust account in order to extend the time for us to complete our initial business combination, but our sponsor will not be obligated to extend such time.

We anticipate structuring our initial business combination either: (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses; or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Initial Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team will directly or indirectly own founder shares and/or private placement warrants following our offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

Our sponsor and each of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity.  Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. We do not believe, however, that any fiduciary duties or contractual obligations of our sponsor and our officers or directors will materially affect our ability to complete our initial business combination. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Please see the section of this Annual Report entitled “Management—Conflicts of Interest” for additional information.

COVID-19 Update

Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business.  While our employees currently have the ability and are encouraged to work remotely, such measures have and may continue to have an impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations. In addition to encouraging employees to work remotely, the Company has increased sanitation of its offices, provided hand gel and masks to its employees and has closed the offices during identified periods of high contagion.

The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others.  If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. Should the Company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination

Employees

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

Where you can Find More Information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including our proxy statement, with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we will make copies available to the public free of charge through our website, https://www.lmfacquisitions.com. The information on our website is not incorporated into, and is not part of, this Annual Report on Form 10-K or our other filings with the SEC.

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

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this Annual Report on Form 10-K entitled “Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 3,946,041, or approximately 30.3%, (assuming all outstanding shares are voted) or 685,804, or approximately 5.3% (assuming only the minimum number of shares representing a quorum are voted), of the 10,350,000 public shares sold in our offering to be voted in favor of an initial business combination. Our initial stockholders will own shares representing 20% of our outstanding shares of common stock immediately following the completion of our offering (or 19.8% including the shares of Class A common stock issuable to the underwriters upon the closing of our offering). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

As of March 22, 2022, our initial stockholders owned shares representing approximately 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the market or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Annual Report on Form 10-K entitled “Proposed Business—Business Strategy—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering, if we extend the period of time to consummate a business combination); and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of the initial public offering (or 21 months from the closing, if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 18 months (or 21 months), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 18 months (or 21 months); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $750,000 is initially available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team, or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team, nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.20 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $105,570,000, are being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in U.S. Treasury obligations having a maturity of 180 days or less or in certain money market funds which invest only in direct U.S. Treasury obligations.  While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest of income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $91,800,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 25, 2022, there were 89,546,500 and 17,412,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants, including the private placement warrants, but not the issuance of the shares of Class A common stock issuable upon conversion of Class B common stock. As of March 25, 2022, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

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

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this Annual Report on Form 10-K entitled “Proposed Business–Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On November 6, 2020, our sponsor purchased an aggregate of 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. In January 2021, we effected a stock dividend, resulting in our sponsor holding an aggregate of 2,587,500 founder shares (up to 337,500 of which are subject to forfeiture by our sponsor). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 5,738,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,738,000 that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, out stockholders will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable following our initial public offering and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Our units, Class A Common Stock and warrants are listed on Nasdaq. We cannot guarantee that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
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

.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and administrative offices are located at 1200 Platt Street, Suite 1000, Tampa, Florida 33602, and are provided to us, rent free, by our sponsor. We consider out current office space adequate for our current operations.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are listed on the Nasdaq Capital Market under the symbols “LMAOU”, “LMAO” and “LMAOW”, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Holders

On December 31, 2021 there were 1 holders of record of our units, 2 holders of record of our Class A common stock, and 1 holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors” section for a discussion of the uncertainties, risks and assumptions associated with these statements. For a complete discussion of forward-looking statements, see the section above entitled “Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary.”

Overview

We are a blank check company incorporated in Delaware in October 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We have not selected any specific business-combination target and hawse have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business-combination target.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period from October 28, 2020 (inception) through December 31, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on January 25, 2021 (the “Effective Date”). On January 28, 2021, the Company consummated the IPO of 10,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $103,500,000, which offering is further described in Note 2.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,738,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to LMFAO Sponsor LLC, a Florida limited liability company (the “Sponsor”), generating gross proceeds of $5,738,000.

Transaction costs for the IPO amounted to $6,211,902 consisting of $2,070,000 of underwriting discount, $3,622,500 of deferred underwriting fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and $518,402 of other offering costs. In addition, $974,009 of cash was held outside of the Trust Account (as defined below) as of the date of the IPO and became available for working capital purposes at such time.

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

COVID-19 Update

The full long-term impact of COVID-19 could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, or the target company’s personnel, vendors, and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 28, 2020 (inception) through December 31, 2021 were organizational activities, the initial public offering, and since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in the pursuit of our acquisition plans.

For the year ended December 31, 2021, we had net income of approximately $75 thousand, which consisted of approximately $1.2 million gain on warrant liability revaluation, approximately $11 thousand of investment income earned on marketable securities held in trust account, and offset by approximately $1.1 million of operating expenses.

For the period from October 28, 2020 (inception) through December 31, 2020, we had a net loss of approximately $5 thousand, which consisted of operating and formation costs.

Revenues

The Company did not generate any revenue during the twelve months ended December 31, 2021 or October 28, 2020 (inception) through December 31, 2020.

Operating Expenses

During the year ended December 31, 2021, operating expenses were approximately $1.1 million from $5 thousand for the year ended December 31, 2020. This change reflects formation, administrative and legal costs during the current year.

Gain on Warrant Liability

During the year ended December 31, 2021, the Company recognized a gain on warrant liability revaluation equal to approximately $1.2 million since the fair market value of the warrants were less than the face redemption value of such warrants.

Other income

During the year ended December 31, 2021, investment income earned in the Trust account was $11 thousand compared to $0 thousand for the year ended December 31, 2020.

Income Tax Provision (Benefit)

The Company did not record an income tax benefit or expense for the year ended December 31, 2021 or 2020.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses.  Based on operating losses reported by the Company during 2020 and 2021, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately $17 thousand and less than $1 thousand for the year ended December 31, 2021 and 2020, respectively.

Net Loss

During the year ended December 31, 2021, the Company generated net income of $75 thousand as compared to a net loss of $5 thousand for the year ended December 31, 2020 for the reasons mentioned above.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of approximately $52 thousand compared with $38 thousand at December 31, 2020. Our material cash requirements as of December 31, 2021 were expenses resulting from being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses incurred in the pursuit of our acquisition plans.

Through December 31, 2021, our liquidity needs have been satisfied through the cash generated from our IPO and held outside the trust account, a payment of $25,000 from our sale of our founder shares to our sponsor, and a loan from our sponsor for $151,413, which we repaid in full on January 28, 2021.

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

Following the closing of our initial public offering and the sale of the private placement warrants, an aggregate amount of $105,570,000 (which amount includes the deferred underwriting discount) was placed in the trust account established in connection with the initial public offering.  Transaction costs amounted to $6,211,902, consisting of $2,070,000 in underwriting discount, $3,622,500 in deferred underwriting discount, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and $518,402 of other offering costs.

Net cash used in operations was $1,169 thousand during the year ended December 31, 2021 compared with $113 thousand during the year ended December 31, 2020. Net cash used in investing activities was approximately $105,570 thousand during the year ended December 31, 2021 as compared to net cash used in investing activities of $0 during the year ended December 31, 2020. Net cash provided by financing activities was $106,753 thousand during the year ended December 31, 2021 as compared $151 thousand for the year ended December 31, 2020.

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

As of December 31, 2021, we had cash of $52 thousand. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, complete a business combination, and implement our plan of dissolution.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Such loans, or working capital loans, would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at December 31, 2021 and 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation (in accordance with Exchange Act Rule 13a-15(b)), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on that assessment, our management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2021.

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and lack of multiple levels of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2021, and that there was a material weakness as identified in this Annual Report, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

This Annual Report does not include an attestation report by MaloneBailey LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

This Annual Report does not include an attestation report by our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Bruce Rodgers	59	Chief Executive Officer, President, and Chairman of the Board of Directors
Richard Russell	61	Chief Financial Officer, Treasurer, Secretary and Director
Bruce Bennett	61	Director
Craig Burson	60	Director
Martin Traber	76	Director

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

Richard Russell serves as our Chief Financial Officer, Treasurer, Secretary and as a director.  Mr. Russell has also served as Chief Financial Officer of LMFA, an affiliate of our sponsor and publicly traded company on the Nasdaq Capital Market since 2017. Since 2016, he has provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management, and CFO and controller services.  Mr. Russell also served as Chief Financial Officer for Mission Health Communities, offering management services for nursing and post-acute care facilities, from 2013 to 2016 and, before that, Mr. Russell served in a variety of roles for Cott Corporation, an American-Canadian beverage and food service company, from 2007 to 2013, including Senior Director Finance, Senior Director of Internal Auditing, and Assistant Corporate Controller.  Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting for Quality Distribution, a transportation and logistics company, from 2004 – 2007, and as Director of Financial Reporting for Danka Business Systems PLC, a supplier of photocopiers and office imaging equipment, from 2001 to 2004.  Mr. Russell also served as Chief Financial Officer of Generation Income Properties, Inc., which is a real estate investment company that is publicly traded on the Nasdaq, a position he has held since December 2019 to February 2022.  Mr. Russell earned his bachelor of science in accounting and a master’s in tax accounting from the University of Alabama, a bachelor of arts in international studies from the University of South Florida, and a master’s in business administration from the University of Tampa.  On March 1, 2020, Mr. Russell was appointed to the board of directors for TDNT, a publicly held consumer products company that has been trading on the OTCQB Venture Market since April 2015.  Mr. Russell was also Chairman of the Hillsborough County Internal Audit Committee since January 2020 to April 2021 and has been a board member since August 2016.  We believe that Mr. Russell is well-qualified to serve on our Board due to his experience in public company operations, including in the financial services industry, financial analysis and reporting, mergers and acquisitions and risk management.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock;
•	all our executive officers and directors as a group; and
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants offered in our initial public offering or the private placement warrants as such warrants are not exercisable within 60 days of March 25, 2022.

	Class A Ordinary Shares			Class B Ordinary Shares
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage	Amount and Nature of Beneficial Ownership	Percentage
5% Stockholders:
Karpus Investment Management (5)	1,529,348	14.6%	-	-
Saba Capital Management, L.P. (6)	972,567	9.3%	-	-
Hudson Bay Capital Management LP (7)	750,000	13.4%	-	-

Executive Officers and Directors (1)
LMFAO Sponsor, LLC (our sponsor) (2)(3)	-		2,587,500	100.0%
Bruce M. Rodgers (3)	-		-	-
Craig Burson (4)	-		-	-
Bruce Bennett (4)	-		-	-
Martin Traber (4)	-		-	-
Richard Russell (3)	-		-	-
All Executive Officers and Directors as a Group (5 individuals)	-		2,587,500	19.8%

*	Represents less than 1% of beneficial ownership
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o LMF Acquisition Opportunities, Inc., 1200 W. Platt St., Suite 100, Tampa, Florida 33606.
(2)

Interests shown consist solely of founder shares, which are shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to certain adjustments.

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

(4)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.
(5)	According to Schedule 13G filed on February 14, 2022. The business address of Karpus Investment Management is 183 Sully's Trail, Pittsford, New York 14534.
(6)	According to Schedule 13G filed on February 14, 2022. The business address of Hudson Bay Capital Management LP is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	According to Schedule 13G filed on February 2, 2022. The business address of Saba Capital Management, L.P.is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

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

Prior to the closing of our initial public offering, we issued an unsecured promissory note to our sponsor, pursuant to which we were able to borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the initial public offering. As of January 27, 2021, we had drawn down $151,413 under the promissory note with our sponsor to pay for offering expenses. On January 28, 2021, in connection with the closing of the initial public offering, we repaid the full $151,413 loan to the sponsor.  The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under such loan.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The following table sets forth the aggregate fees for services related to the years ended December 31, 2021 and 2020 provided by MaloneBailey, LLP, our principal accountants:

	2021	2020
Audit Fees - MaloneBailey, LLP (1)	$42,000	20,000
All Other Fees (2)	22,000	-
Tax Fees (3)	-
Other Fees (4)	-	-
Total	$64,000	20,000

(1)

Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our quarterly reports on Form 10-Q.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees represent fees billed for services provided to us not otherwise included in the category above.

Pre-Approval Policies

The audit committee pre-approved 100% of all auditing services and non-auditing services. The audit committee has delegated this authority to the chairman of the audit committee for situations when pre-approval by the full audit committee is inconvenient. Any decisions by the chairman of the audit committee must be disclosed at the next audit committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements. See the Index to Financial Statements on page F-1.

2. Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this report, are filed as part of, or are incorporated by reference into, this report.

(c) Financial Statement Schedule. See Item 15(a)(1) above.

Item 16. Form 10-K Summary.

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the Year ended December 31, 2021 and From October 28, 2020 (inception) to December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the Year ended December 31, 2021 and From October 28, 2020 (inception) to December 31, 2020	F-5

Statements of Cash Flows for the Year ended December 31, 2021 and From October 28, 2020 (inception) to December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

LMF Acquisition Opportunities, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LMF Acquisition Opportunities, Inc. ( the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021 and the period from October 27, 2020 (inception) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 27, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2020.

Houston, Texas

April 6, 2022

LMF ACQUISITION OPPORTUNITIES, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Cash	$51,567	$38,388
Prepaid insurance and other fees	286,237	—
Deferred offering costs	—	230,820
Prepaid expenses	14,817	—
Cash and marketable securities held in trust	105,581,820	—
Total assets	$105,934,441	$269,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	376,702	123,031
Notes - related parties	—	126,413
Total current liabilities	376,702	249,444
Deferred underwriting commissions in connection with the initial public offering	3,622,500	—
Warrant liability (Note 7)	6,930,740	—
Total liabilities	10,929,942	249,444

Commitments
Class A common stock subject to possible redemption 10,350,000 shares at redemption value of $10.20 per share	105,570,000	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,500,000 issued and outstanding at December 31, 2021 excluding 10,350,000 shares subject to possible redemption and none issued at December 31, 2020	10	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,587,500 shares and 2,156,250 issued and outstanding at December 31, 2021 and December 31, 2020, respectively (See Note 4)	259	215
Additional paid-in capital	—	24,785
Accumulated equity (deficit)	(10,565,770)	(5,236)
Total stockholders’ equity	(10,565,501)	19,764
Total liabilities and stockholders’ equity	$105,934,441	$269,208

The accompanying notes are an integral part of these financial statements.

LMF ACQUISITION OPPORTUNITIES, INC.

STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31, 2021	From October 28, 2020 (inception) to December 31, 2020
Expenses:
Formation and Administrative costs	$1,122,443	$5,236
Loss from operations	(1,122,443)	(5,236)
Gain on warrant liability revaluation	1,185,940	-
Other income
Investment income earned on marketable securities held in Trust Account	11,820	-
Net income (loss)	$75,317	$(5,236)

Net income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	9,651,587	-
Class B - Common stock	2,554,418	2,156,250
Basic and diluted net income (loss) per share
Class A - Common stock	$0.02	$-
Class B - Common stock	$0.02	$-

The accompanying notes are an integral part of these financial statements.

LMF ACQUISITION OPPORTUNITIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECMEBER 31, 2021 AND 2020

					Additional
	Class A Common Stock		Class B Common Stock		paid	Accumulated	Total
	Shares	Amount	Shares	Amount	in capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	2,156,250	$215	$24,785	$(5,236)	$19,764
Class A Units issued for cash	10,350,000	1,035	—	—	103,498,965	—	103,500,000
Representative shares issued	103,500	10	—	—	(10)	—	—
Class A Units subject to possible redemption	(10,350,000)	(1,035)			(105,568,965)	—	(105,570,000)
Private placement warrants issued for cash					5,738,000	—	5,738,000
Class B shares dividend issued to Sponsor			431,250	44	(44)	—	—
Warrants classified as liabilities					(8,116,680)	—	(8,116,680)
Underwriting fee & offering costs					(6,211,902)	—	(6,211,902)
Reclass APIC to retained earnings					10,635,851	(10,635,851)	—
Net income	—	—	—	—	—	75,317	75,317
Balance – December 31, 2021	103,500	$10	2,587,500	$259	$-	$(10,565,770)	$(10,565,501)

The accompanying notes are an integral part of these financial statements.

LMF ACQUISITION OPPORTUNITIES, INC.

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,	From October 28, 2020 (inception) to
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 75,317	$ (5,236)
Adjustments to reconcile net income (loss) to cash used in operating activities
Formation costs paid by related parties	-	(107,789)
Gain on warrant liability revaluation	(1,185,940)	-
Interest earned in trust account	(11,820)	-

Change in assets and liabilities
Prepaid costs	(301,054)	-
Accounts payable and accrued expenses	253,671	-
Net cash used in operating activities	(1,169,826)	(113,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trust account	(105,570,000)	-
Net cash used in financing activities	(105,570,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement warrants	5,738,000	-
Proceeds from notes - related party	25,000	126,413
Proceeds from issuance of IPO units, net of offering costs	101,141,418	-
Repayment from notes and advances payable - related party	(151,413)	-
Proceeds from sale of stock to related party	-	25,000
Net cash provided by financing activities	106,753,005	151,413
NET INCREASE IN CASH	13,179	38,388
CASH - BEGINNING OF YEAR	38,388	-
CASH - END OF PERIOD	$ 51,567	$ 38,388

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Reclassification of warrants to liability	8,116,680	-
Deferred underwriting commissions in connection with the initial public offering	3,622,500	-
Initial Classification of Class A shares subject to redemption	105,570,000	-
Representative Class A shares issued to Maxim	10	-
Class B dividend stock issued to Sponsor	44	-

The accompanying notes are an integral part of these financial statements.

LMF ACQUISITION OPPORTUNITIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS DECEMBER 31, 2021 AND 2020

Note 1 — Description of Organization and Business Operations

LMF Acquisition Opportunities, Inc. (the “Company”) was incorporated in Delaware in October 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company has selected December 31 as its fiscal year end.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period from October 28, 2020 (inception) through December 31, 2021 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains or losses from the revaluation of the warrant liability.

The registration statement for the Company’s IPO was declared effective on January 25, 2021 (the “Effective Date”). On January 28, 2021, the Company consummated the IPO of 10,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $103,500,000, which is described in Note 2.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,738,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to LMFAO Sponsor LLC, a Florida limited liability company (the “Sponsor”), generating gross proceeds of $5,738,000, which is described in Note 4.

Transaction costs for the IPO amounted to $6,211,902 consisting of $2,070,000 of underwriting discount, $3,622,500 of deferred underwriting fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and $518,402 of other offering costs. In addition, $974,009 of cash was held outside of the Trust Account (as defined below) as of the date of the IPO and became available for working capital purposes at such time.

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

Note 2 — Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, 10,350,000 and zero, respectively, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts carrying value of redeemable Ordinary Shares to equal the redemption value at the end of the reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders' equity upon the completion of the IPO. Accordingly, on December 31, 2021, offering costs totaling $6,211,902 have been charged to stockholders' equity (consisting of $2,070,000 in underwriters' discount, $3,622,500 in deferred underwriters' fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and approximately $518,402 of other cash expenses).

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of December 31, 2021, the Company determined that a valuation allowance should be established.

As of December 31, 2021 and December 31, 2020, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at December 31, 2021 and December 31, 2020.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income (loss) per common share. The calculation excludes 10,350,000 Public Warrants and 5,738,000 Private Placement Warrants for the twelve-month periods ended December 31, 2021 as the exercise prices were greater than the average market price during the period (out-of-the-money warrants). The weighted average calculation for the year ended December 31, 2021 resulted in 9,651,587 Class A shares outstanding and 2,554,418 Class B shares outstanding

Risks and Uncertainties

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

Note 3.  INITIAL PUBLIC OFFERING

Pursuant to the IPO on January 28, 2021, the Company sold 10,350,000 Units, at a purchase price of $10.00 per Unit. Each unit consists of one share of Class A common stock and one warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. (see Note 7).

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

Note 4. PRIVATE PLACEMENT

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

Note 5. RELATED PARTY TRANSACTIONS

Related Party Loans

On November 6, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of January 27, 2020, the Company had drawn down $151,413 under the promissory note with the Sponsor to pay for offering expenses. On January 28, 2021, the Company repaid $151,413 to the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There were no loans as of December 31, 2021.

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

Note 6. COMMITMENTS AND CONTINGENCIES

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

Underwriter Deferred Fees

Following the closing of our initial public offering and the sale of the private placement warrants, an aggregate amount of $105,570,000 (which amount includes the deferred underwriting discount) was placed in the trust account established in connection with the initial public offering.  Transaction costs included of $2,070,000 in underwriting discount and $3,622,500 in deferred underwriting discount. The deferred underwriting discount will be due upon a successful merger.

Note 7. Derivative Liability

Warrants

At December 31, 2021, there are 16,088,000 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if: (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from December 31, 2021, or 30 days after the completion of its Business Combination, and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Warrants Classified as Derivative Liabilities

The Company previously accounted for its outstanding Public Warrants (as defined in Note 2) and Private Placement Warrants issued in connection with its IPO as components of derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

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

The following table presents fair value information as of December 31, 2021 and January 28, 2021 of the Company’s warrants. The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets.  These pricing inputs include the publicly traded value of the Public Warrants as of December 31, 2021 ($0.43 per warrant) and January 28, 2021 ($0.50 per warrant for the public warrants and $0.51 per warrant for the private warrants). Significant deviations from these estimates and inputs could result in a material change in fair value.

The assumptions for the valuation of the warrants were:

	As of December 31, 2021	As of January 28, 2021
Class A Common stock price	$10.04	$9.90
Term in years	5.07	6.00
Risk free rate	1.27%	0.58%
Implied Volatility	11.6%	12.1%

The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

	As of December 31, 2021	As of January 28, 2021
Public Warrants	$ 4,450,500	$ 5,175,000
Private Placement Warrants	2,480,240	2,941,680
	$ 6,930,740	$ 8,116,680

The Company recognized an approximately $1,185,940 gain upon the revaluation of the warrants as of December 31, 2021.  The Company will remeasure these warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2021	January 28, 2021
Assets:
Government securities held in Trust Account	1	$105,581,820	$105,570,833
Liabilities:
Private Placement Warrants	3	2,480,240	2,941,680
Public Warrants	3	4,450,500	5,175,000

Note 9. Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. On December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. On December 31, 2021, there were 103,500 shares of Class A common stock issued and outstanding, excluding 10,350,000 shares of Class A common shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On November 6, 2020, the Company issued 2,156,250 shares of Class B common stock to its initial stockholder, the Sponsor, for $25,000, or approximately $0.012 per share. In January 2021, the Company effected a stock dividend, resulting in the initial stockholder holding an aggregate of 2,587,500 founder shares of Class B common stock. At December 31, 2021, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our offering (not including the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or any private placement-equivalent units issued to the Sponsor, its affiliates, or certain of officers and directors upon conversion of working capital loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company's stockholders, with each share of common stock entitling the holder to one vote.

Representative’s Common Stock

On January 25, 2021, the Company issued to Maxim and/or its designees, 103,500 shares of Class A common stock. The Company estimated the fair value of the stock to be $1,000 based upon the price of the Founder Shares issued to the Sponsor. The stock were treated as underwriters’ compensation and charged directly to stockholders’ equity. These shares are valued at par per equity statement and are treated as representative shares issued to sponsor for no compensation.

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

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement for the IPO pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement for the IPO, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following the effective date of the registration statement for the IPO, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners

Note 10. Subsequent Events

The Sponsor loaned $340,000 to the Company from January 2022 to March 2022 for working capital purposes as part of its $1.5 million working capital loan.

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

4.5	Description of Securities (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 31, 2021)
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

10.6	Private Placement Warrants Purchase Agreement between the Company and LMFAO Sponsor, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
10.7	Form of Indemnity Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 19, 2021)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

#	Indicates a management contract or compensatory arrangement.
*	Filed herewith.

EX-1

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LMF ACQUISITION OPPORTUNITIES, INC.

Date: April 6, 2022	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce M. Rodgers and Richard Russell and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce M. Rodgers
Bruce M. Rodgers	Chief Executive Officer and Chairman of the Board of Directors
	(Principal Executive Officer)	April 6, 2022

/s/ Richard Russell
Richard Russell	Chief Financial Officer, Member of the Board of Directors
	(Principal Financial Officer and Principal Accounting Officer)	April 6, 2022

/s/ Martin Traber
Martin Traber	Member of the Board of Directors	April 6, 2022

/s/ Craig Burson
Craig Burson	Member of the Board of Directors	April 6, 2022

/s/ Bruce Bennett	Member of the Board of Directors	April 6, 2022
Bruce Bennett

Signature Page 1