Form 10-Q
period 2022-03-31
LMF Acquisition Opportunities Inc
filed 2022-05-19
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 10,453,500 shares of the Registrant’s Class A Common Stock, $0.0001 par value, and 2,587,500 shares of the Registrant’s Class B Common Stock, $0.0001 par value, issued and outstanding.

LMF ACQUISITION OPPORTUNITIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LMF Acquisition Opportunities, Inc.

Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$88,064	$51,567
Prepaid insurance and other fees	160,572	286,237
Prepaid expenses	128,092	14,817
Cash and marketable securities held in trust	105,584,424	105,581,820
Current Assets	105,961,152	105,934,441
Total assets	$105,961,152	$105,934,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accrued expenses	309,465	376,702
Notes and advances payable - related parties	310,000	—
Deferred underwriting commissions in connection with the initial public offering	3,622,500	3,622,500
Warrant liability (Note 9)	3,328,607	6,930,740
Total current liabilities	7,570,572	10,929,942
Total liabilities	7,570,572	10,929,942

Commitments
Class A common stock subject to possible redemption 10,350,000 shares at redemption value of $10.20 per share	105,570,000	105,570,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,500 issued and outstanding at March 31, 2022 and December 31, 2021 excluding 10,350,000 shares subject to possible redemption	10	10
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,587,500 shares issued and outstanding at March 31, 2022 and December 31, 2021 (See Note 6)	259	259
Additional paid-in capital	—	—
Accumulated deficit	(7,179,689)	(10,565,770)
Total stockholders’ deficit	(7,179,420)	(10,565,501)
Total liabilities and stockholders’ deficit	$105,961,152	$105,934,441

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statements of Operations (unaudited)

	For the Three Months Ended March 31,
	2022	2021
Expenses:
Formation and Administrative costs	$218,656	$125,957
Loss from operations	(218,656)	(125,957)
Gain on warrant liability revaluation	3,602,133	1,830,660
Other income
Investment income earned on marketable securities held in Trust Account	2,604	1,754
Net income	$3,386,081	$1,706,457

Net income per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	10,453,500	7,201,300
Class B - Common stock	2,587,500	2,453,333
Basic and diluted net income per share
Class A - Common stock	$0.26	$0.18
Class B - Common stock	$0.26	$0.18

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,386,081	$1,706,457
Adjustments to reconcile net loss to cash used in operating activities
Formation costs paid by related parties	—	(126,413)
Gain on warrant liability revaluation	(3,602,133)	(1,830,660)
Interest earned on marketable securities in trust	(2,604)	(1,754)

Change in assets and liabilities
Prepaid costs	12,390	90,758
Accrued expenses	(67,237)	(118,707)
Net cash used in operating activities	(273,503)	(280,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust account	—	(105,570,000)
Net cash used in investing activities	—	(105,570,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing payments	—	(468,061)
Proceeds from issuance of private placement warrants	—	5,738,000
Proceeds from issuance of units	—	103,500,000
Issue costs from issuance of units	—	(2,454,699)
Proceeds from notes and advances payable - related party	340,000	—
Repayment from notes and advances payable - related party	(30,000)	—
Net cash provided by financing activities	310,000	106,315,240
NET INCREASE IN CASH	36,497	464,921
CASH - BEGINNING OF YEAR	51,567	38,388
CASH - END OF PERIOD	$88,064	$503,309

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Reclassification of warrants to liability	$-	$6,286,020
Deferred underwriting commissions in connection with the initial public offering	$-	$3,757,203

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statements of Changes in Stockholders’ Deficit (unaudited)

For the Three Months Ended March 31, 2022 and 2021

					Additional
	Class A Common Stock		Class B Common Stock		paid	Accumulated	Total
	Shares (1)	Amount	Shares (1)	Amount	in capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	2,156,250	$215	$24,785	$(5,236)	$19,764
Class A Units issued for cash	10,350,000	1,035	—	—	103,498,965	—	103,500,000
Representative shares issued for no cash	103,500	10	—	—	(10)	—	-
Class A Units reclassified to Commitments subject to possible redemption	(10,350,000)	(1,035)	—	—	(105,568,965)		(105,570,000)
Underwriter fee & offering costs	—	—	—	—	(6,211,902)	—	(6,211,902)
Private placement warrants issued for cash	—	—	—	—	5,738,000	—	5,738,000
Class B shares issued to Sponsor	—	—	431,250	44	(44)	—	-
Warrants classified as liabilities	—	—	—	—	(8,116,680)	—	(8,116,680)
Reclass APIC to retained earnings	—	—	—	—	10,635,851	(10,635,851)	-
Net income	—	—	—	—	—	1,706,457	1,706,457
Balance - March 31, 2021	103,500	$10	2,587,500	$259	$-	$(8,934,630)	$(8,934,361)

Balance as of December 31, 2021	103,500	$10	2,587,500	$259	$—	$(10,565,770)	$(10,565,501)
Net income	—	—	—	—	—	3,386,081	3,386,081

Balance - March 31, 2022	103,500	$10	2,587,500	$259	$-	$(7,179,689)	$(7,179,420)

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from October 28, 2020 (inception) through March 31, 2022 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains or losses from the revaluation of the warrant liability.

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

Following the closing of the IPO on January  28, 2021, an amount of $105,570,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, as described in more detail in the prospectus for the IPO), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and March 31, 2021, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 10,350,000 and 10,350,000, respectively, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts carrying value of redeemable Ordinary Shares to equal the redemption value at the end of the reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The 10,350,000 warrants issued in connection with the IPO (the “Public Warrants”) and the 5,738,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued and Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders' equity upon the completion of the IPO. Accordingly, on March 31, 2022, offering costs totaling $6,211,902 have been charged to stockholders' equity (consisting of $2,070,000 in underwriters' discount, $3,622,500 in deferred underwriters' fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and approximately $518,402 of other cash expenses).

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of March 31, 2022, the Company determined that a valuation allowance should be established.

As of March 31, 2022 and December 31, 2021, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at March 31, 2022 and December 31, 2021.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income (loss) per common share. Shares of Class A common stock subject to possible redemption as of the three month periods ended March 31, 2022 and 2021 have been excluded from the calculation of the basic net income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net income per share, the Company has not considered the effect of the incremental number of shares of common stock to settle Warrants sold in the Initial Public Offering and Private Placement, as calculated using the treasury stock method. The calculation excludes 10,350,000 Public Warrants and 5,738,000 Private Placement Warrants for the three month periods ended March 31, 2022 and 2021 as the exercise prices were greater than the average market price during the period (out-of-the-money warrants).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. GOVERNMENT MONEY MARKET FUND HELD IN TRUST ACCOUNT

As of March 31, 2022, substantially all of the assets totaling approximately $105,584,000 were held in a treasury money market fund. Management elects to measure the treasury money market fund at fair value in accordance with the guidance in ASC Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 4. PREPAID EXPENSES

As of March 31, 2022, the Company had prepaid expenses of approximately $289,000 primarily in connection with the prepayment for D&O insurance.

Note 5.  Initial Public Offering

Pursuant to the IPO on January 28, 2021, the Company sold 10,350,000 Units, at a purchase price of $10.00 per Unit. Each unit consists of one share of Class A common stock, and one warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 9).

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

Note 6. Private Placement

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

Note 7. Related Party Transactions

Related Party Loans

On November 6, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. On January 27, 2020, the Company had drawn down approximately $151,000 under the promissory note with the Sponsor to pay for offering expenses. On January 28, 2021, the Company repaid the balance of approximately $151,000 to the Sponsor.

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

On February 1, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the date the company consummates a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses. No amount shall be due under the note if an IBC is not consummated on or before the 24th anniversary of the date of the IPO. On March 31, 2022, the Company had drawn down $310,000 under the promissory note with the Sponsor to pay for offering expenses.

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

Note 8. Commitments Registration Rights

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

Note 9. Derivative Liability

Warrants

At March 31, 2022, there are 16,088,000 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if: (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the IPO date, or 30 days after the completion of its Business Combination, and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s warrants. The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. These pricing inputs include the publicly traded value of the Public Warrants as of March 31, 2022 ($0.2069 per warrant) and December 31, 2021 ($0.43 per warrant). Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

	As of March 31, 2022	As of December 31, 2021
Public Warrants	$ 2,141,400	$ 4,450,500
Private Placement Warrants	1,187,200	2,480,240
	$ 3,328,600	$6,930,740

The Company recognized an approximately $3,602,100 gain upon the revaluation of the warrants as of March 31, 2022 and a gain of $1,830,660 as of March 31, 2021.  The Company will remeasure these warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2022	December 31, 2021
Assets:
Government securities held in Trust Account	1	$105,584,424	$105,581,820
Liabilities:
Private Placement Warrants	3	1,187,200	2,480,240
Public Warrants	3	2,141,400	4,450,500

Note 11. Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. On March 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. On March 31, 2022, there were 103,500 shares of Class A common stock issued and outstanding, excluding 10,350,000 shares of Class A common shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. In January 2021, the Company effected a stock dividend, resulting in the initial stockholder holding an aggregate of 2,587,500 founder shares of Class B common stock. At March 31, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

Note 12. Subsequent Events

On April 21, 2022, LMF Acquisition Opportunities, Inc. (“LMAO”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of LMAO (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“SeaStar Medical”) pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into SeaStar Medical (the “Merger”), with SeaStar Medical surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of LMAO (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). The Business Combination is subject to certain closing conditions as summarized below under “Conditions to Closing.”

Merger Consideration

The aggregate consideration payable to the stockholders of SeaStar Medical at the closing of the Business Combination (the “Closing”) is $85,000,000, payable solely in shares of LMAO common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, subject to possible deductions for indebtedness of SeaStar Medical and SeaStar Medical transaction expenses in excess of a capped amount of $800,000 as set forth in the Merger Agreement, plus the aggregate exercise price of (1) SeaStar Medical warrants issued and outstanding immediately prior to the closing of the Business Combination and (2) SeaStar Medical options issued and outstanding immediately prior to the Effective Time, less the value of the shares of Common Stock underlying the Assumed Equity.

Immediately prior to the Preferred Conversion, each of SeaStar Medical’s issued and outstanding convertible notes will automatically convert into shares of SeaStar Medical common stock. Immediately prior to the Effective Time, each share of SeaStar Medical’s issued and outstanding preferred stock will automatically convert into shares of SeaStar Medical common stock and those SeaStar Medical warrants that would be automatically exercised or exchanged in connection with the Business Combination pursuant to the terms thereof will be automatically exercised for shares of SeaStar Medical common stock. At the time of the Business Combination, the (i) SeaStar Medical warrants that would not automatically be exercised or exchanged in connection with the Business Combination will be assumed by LMAO and converted into warrants to purchase Common Stock, (ii) outstanding options for shares of SeaStar Medical common stock under SeaStar Medical’s equity plan will be assumed by LMAO and converted into options to purchase Common Stock, and (iii) outstanding restricted stock unit awards under SeaStar Medical’s equity plan will be assumed by LMAO and converted into LMAO restricted stock units.

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

•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance, and
•	other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from October 28, 2020 (inception) through March 31, 2022 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on January 25, 2021 (the “Effective Date”). On January 28, 2021, the Company consummated the IPO of 10,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $103,500,000, which offering is further described in Note 5.

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

Results of Operations for the Three Months Ended March 31, 2022

The Company’s only activities since inception in October 28, 2020 through March 31, 2022 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the three months ended March 31, 2022.

Expenses

During the three months ended March 31, 2022 and 2021, expenses were approximately $219 thousand and $126 thousand, respectively, which were associated with formation and administrative expenses.

Gain on Revaluation of Warrants

The Company recognized a $3.6 million gain and $1.8 million gain upon the revaluation of the warrants as of March 31, 2022 and 2021, respectively.

Income Tax Expense

During the three months ended March 31, 2022 and 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception. As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the three months ended March 31, 2022 or 2021.

Net Income

During the three months ended March 31, 2022 and 2021, net income was $3,386 thousand and $1,706 thousand, respectively. Such net income resulted from a revaluation of the Company’s warrants.

Liquidity and Capital Resources

General

As of March 31, 2022 and 2021, we had cash of $88 thousand and $503 thousand, respectively.

Cash from Operations

Net cash used in operations was $274 thousand and $280 thousand during the Three Months ended March 31, 2022 and 2021, respectively, due to cash used for operating and formation costs.

Cash from Investing Activities

For the Three Months ended March 31, 2022 and 2021, net cash used in investing activities was $0 and $105.6 million, respectively as the Company invested $105.6 million into its Trust account.

Cash from Financing Activities

Net cash provided by financing activities was $310 thousand and $106.3 million for the Three Months ended March 31, 2022 and 2021, respectively due to the $106.8 million generated by the Company’s IPO. The Company also paid $468 thousand during the three months ended March 31, 2021 period for director and officer insurance premiums.

Shareholders’ Equity

During the Three Months ended March 31, 2021, the Company issued 10.3 million units, 0.1 million Class A shares to our underwriter, 0.4 million in Class B shares and 5.7 million Private Placement Warrants. There were no issuance of either shares or warrants during the Three Months ended March 31, 2022.

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

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based solely on the following material weaknesses which existed as of March 31, 2022. Since inception in 2020 to the present, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. In addition, we did not have sufficient controls in place surrounding the accounting of complex financial instruments. This lack of control led to improper accounting classification of warrants we issued in January 2021 which, due to its impact on our financial statements. This lack of control led to improper accounting classification of warrants we issued in January 2021 which we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

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

Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2022, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to material litigation proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021:

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

As described elsewhere in this report, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in January 2021 and in connection with the small size of our accounting staff and segregation of accounting duties. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022. These material weaknesses led to a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in the fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the three months ended March 31, 2022.

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

Transaction costs amounted to $6,211,902, consisting of $2,070,00 in underwriting discount, $3,622,500 in deferred underwriting discount, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and $518,402 of other offering costs. In addition, $974,008 of cash is held outside of the trust account and is available for the payment of offering costs and for working capital purposes.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 8, 2021)
10.1*	Promissory Note dated effective as of March 1, 2022 between LMFAO Sponsor LLC and LMF Acquisition Opportunities Inc.
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LMF ACQUISITION OPPORTUNITIES, INC.

Date: May 19, 2022	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 19, 2022	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)