Form 10-Q
period 2022-06-30
LMF Acquisition Opportunities Inc
filed 2022-08-16
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 10,453,500 shares of the Registrant’s Class A Common Stock, $0.0001 par value, and 2,587,500 shares of the Registrant’s Class B Common Stock, $0.0001 par value, issued and outstanding.

LMF ACQUISITION OPPORTUNITIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LMF Acquisition Opportunities, Inc.

Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$79,023	$51,567
Prepaid insurance and other fees	34,906	286,237
Prepaid expenses	188,947	14,817
Cash and marketable securities held in trust	105,652,034	105,581,820
Current Assets	105,954,910	105,934,441
Total assets	$105,954,910	$105,934,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accrued expenses	1,037,428	376,702
Notes and advances payable - related parties	911,940	—
Deferred underwriting commissions in connection with the initial public offering	3,622,500	3,622,500
Warrant liability (Note 9)	1,809,900	6,930,740
Total current liabilities	7,381,768	10,929,942
Total liabilities	7,381,768	10,929,942

Commitments
Class A common stock subject to possible redemption 10,350,000 shares at redemption value of $10.20 per share	105,570,000	105,570,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,500 issued and outstanding at June 30, 2022 and December 31, 2021 excluding 10,350,000 shares subject to possible redemption	10	10
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,587,500 shares issued and outstanding at June 30, 2022 and December 31, 2021 (See Note 7)	259	259
Additional paid-in capital	—	—
Accumulated deficit	(6,997,127)	(10,565,770)
Total stockholders’ deficit	(6,996,858)	(10,565,501)
Total liabilities and stockholders’ deficit	$105,954,910	$105,934,441

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Expenses:
Formation and Administrative costs	$341,786	$209,718	$560,442	$335,675
Merger costs	1,061,968	-	1,061,968	-
Loss from operations	(1,403,754)	(209,718)	(1,622,410)	(335,675)
Gain on warrant liability revaluation	1,518,707	(1,772,980)	5,120,840	57,680
Other income
Investment income earned on marketable securities held in Trust Account	67,609	-	70,213	1,754
Net income	$182,562	$(1,982,698)	$3,568,643	$(276,241)

Net income per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	10,453,500	10,453,500	10,453,500	8,836,384
Class B - Common stock	2,587,500	2,587,500	2,587,500	2,520,787
Basic and diluted net income per share
Class A - Common stock	$0.01	$(0.15)	$0.27	$(0.02)
Class B - Common stock	$0.01	$(0.15)	$0.27	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,568,643	$(276,241)
Adjustments to reconcile net loss to cash used in operating activities
Formation costs paid by related parties	—	(126,413)
Gain on warrant liability revaluation	(5,120,840)	(57,680)
Interest earned on marketable securities in trust	(70,213)	(1,754)

Change in assets and liabilities
Prepaid costs	77,201	216,426
Accrued expenses	660,725	(73,710)
Net cash used in operating activities	(884,484)	(319,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust account	—	(105,573,716)
Net cash used in investing activities	—	(105,573,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing payments	—	(611,027)
Proceeds from issuance of private placement warrants	—	5,738,000
Proceeds from issuance of units	—	103,500,000
Issue costs from issuance of units	—	(2,432,549)
Proceeds from notes and advances payable - related party	941,940	—
Repayment from notes and advances payable - related party	(30,000)	—
Net cash provided by financing activities	911,940	106,194,424
NET INCREASE IN CASH	27,456	301,336
CASH - BEGINNING OF YEAR	51,567	38,388
CASH - END OF PERIOD	$79,023	$339,724

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Reclassification of warrants to liability	$-	$8,116,680
Deferred underwriting commissions in connection with the initial public offering	$-	$3,779,353

The accompanying notes are an integral part of these unaudited financial statements.

LMF Acquisition Opportunities, Inc.

Statements of Changes in Stockholders’ Deficit (unaudited)

For the Six Months Ended June 30, 2022 and 2021

					Additional
	Class A Common Stock		Class B Common Stock		paid	Accumulated	Total
	Shares (1)	Amount	Shares (1)	Amount	in capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	2,156,250	$215	$24,785	$(5,236)	$19,764
Class A Units issued for cash	10,350,000	1,035	—	—	103,498,965	—	103,500,000
Representative shares issued for no cash	103,500	10	—	—	(10)	—	-
Class A Units reclassified to Commitments subject to possible redemption	(10,350,000)	(1,035)	—	—	(105,568,965)		(105,570,000)
Underwriter fee & offering costs	—	—	—	—	(6,211,902)	—	(6,211,902)
Private placement warrants issued for cash	—	—	—	—	5,738,000	—	5,738,000
Class B shares issued to Sponsor	—	—	431,250	44	(44)	—	-
Warrants classified as liabilities	—	—	—	—	(8,116,680)	—	(8,116,680)
Reclass APIC to retained earnings	—	—	—	—	10,635,851	(10,635,851)	-
Net income	—	—	—	—	—	1,706,457	1,706,457
Balance - March 31, 2021	103,500	$10	2,587,500	$259	$-	$(8,934,630)	$(8,934,361)

Net loss	—	—	—	—	—	(1,982,698)	(1,982,698)
Balance - June 30, 2021	103,500	$10	2,587,500	$259	$-	$(10,917,328)	$(10,917,059)

Balance as of December 31, 2021	103,500	$10	2,587,500	$259	$—	$(10,565,770)	$(10,565,501)
Net income	—	—	—	—	—	3,386,081	3,386,081

Balance - March 31, 2022	103,500	$10	2,587,500	$259	$-	$(7,179,689)	$(7,179,420)

Net income	—	—	—	—	—	182,562	182,562

Balance - June 30, 2022	103,500	$10	2,587,500	$259	$-	$(6,997,127)	$(6,996,858)

The accompanying notes are an integral part of these unaudited financial statements.

LMF ACQUISITION OPPORTUNITIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

LMF Acquisition Opportunities, Inc. (the “Company”) was incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”).

The Company has selected December 31 as its fiscal year end.

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period from October 28, 2020 (inception) through June 30, 2022 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains or losses from the revaluation of the warrant liability.

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

Proposed Business Combination

On April 21, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“SeaStar Medical”) pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into SeaStar Medical (the “Merger”), with SeaStar Medical surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Proposed Business Combination”).

The aggregate consideration payable to the stockholders of SeaStar Medical at the closing of the Proposed Business Combination (the “Closing”) is $85,000,000, payable solely in shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, subject to possible deductions for indebtedness of SeaStar Medical and SeaStar Medical transaction expenses in excess of a capped amount of $800,000 as set forth in the Merger Agreement, plus the aggregate exercise price of (1) SeaStar Medical warrants issued and outstanding immediately prior to the closing of the Proposed Business Combination and (2) SeaStar Medical options issued and outstanding immediately prior to the Effective Time, less the value of the shares of Common Stock underlying the Assumed Equity.

Immediately prior to the Preferred Conversion, each of SeaStar Medical’s issued and outstanding convertible notes will automatically convert into shares of SeaStar Medical common stock. Immediately prior to the Effective Time, each share of SeaStar Medical’s issued and outstanding preferred stock will automatically convert into shares of SeaStar Medical common stock and those SeaStar Medical warrants that would be automatically exercised or exchanged in connection with the Proposed Business Combination pursuant to the terms thereof will be automatically exercised for shares of SeaStar Medical common stock. At the time of the Proposed Business Combination, the (i) SeaStar Medical warrants that would not automatically be exercised or exchanged in connection with the Proposed Business Combination will be assumed by the Company and converted into warrants to purchase Common Stock, (ii) outstanding options for shares of SeaStar Medical common stock under SeaStar Medical’s equity plan will be assumed by the Company and converted into options to purchase Common Stock, and (iii) outstanding restricted stock unit awards under SeaStar Medical’s equity plan will be assumed by the Company and converted into restricted stock units of the Company.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto, including, among other things, covenants with respect to the conduct of the Company and SeaStar Medical during the period between execution of the Merger Agreement and the Closing. The representations, warranties and covenants made under the Merger Agreement will not survive the closing; provided, any covenants that are to be performed at or after the closing shall survive until such covenant has been performed or satisfied. No party to the Merger Agreement will have any liabilities to such other parties, other than claims for willful and material breach or fraud. Each of the Company and SeaStar Medical have agreed to use their commercially reasonable efforts to cause the Merger to be consummated as soon as practicable.

The closing of the Proposed Businses Combination is subject to certain conditions, including, among others, that (i) the stockholders of SeaStar Medical and the stockholders of the Company approve the Proposed Business Combination, (ii) the Nasdaq Stock Market approves for listing the common stock to be issued in connection with the Proposed Business Combination, (iii) the Company has, including any proceeds from the Company’s private investment in public equity financing and net of any redemptions and the payment of transaction expenses (and in the case of SeaStar Medical’s transaction expenses, only expenses up to the Cap (as defined in the Merger Agreement), at least $15,000,000 unrestricted cash on hand and (iv) the Company has $5,000,001 or more in net tangible assets at the closing.

The Merger Agreement may be terminated prior to the closing under certain circumstances, including, among others, (i) by written consent of SeaStar Medical and the Company, (ii) by written notice from either the Company or SeaStar Medical, if (A) the closing has not occurred on or before (I) July 29, 2022 or (II) October 29, 2022 if the Extension (as defined below) occurs (the “Outside Date”), unless the terminating party’s failure to comply in any material respect with its obligations under the Merger Agreement shall have proximately contributed to the failure of the closing to have occurred on or prior to the Outside Date, (B) the consummation of the Proposed Business Combination is permanently enjoined or (C) the Company does not obtain stockholder approval of the Proposed Business Combination at its special meeting, (iii) by written notice from either the Company or SeaStar Medical, in the event that the other party breaches any of its representations, warranties, covenants or other agreements under the Merger Agreement that would result in the failure of the conditions to the Company’s or SeaStar Medical’s obligation to consummate the Proposed Business Combination and such breach has not been cured by the breaching party by the earlier of 30 days after receiving notice of such breach and the Outside Date and (iv) by SeaStar Medical at any time prior to the approval of the Proposed Business Combination by the Company’s public stockholders, if the board of directors of the Company has made a change in recommendation to its stockholders regarding the Proposed Business Combination. The Merger Agreement allows the Outside Date to be extended if the Sponsor elects to extend the time period by which the Company must consummate a business combination by depositing $1,035,000 in additional funds in the Company’s trust account on or prior to July 29, 2022 (the “Extension”).

The Company elected to extend the time line. See Footnote 12 – Subsequent Events

During the Three and Six Months ended June 30, 2022 the Company incurred $1.1 million of expenses associated with the Proposed Business Combination. If the Proposed Business Combination is not completed, the costs incurred to date for the proposed transaction will not be recoverable.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of June 30, 2022 and for the Six Months ended June 30, 2022 and June 30, 2021, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 10,350,000 and 10,350,000, respectively, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts carrying value of redeemable Ordinary Shares to equal the redemption value at the end of the reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders' equity upon the completion of the IPO. Accordingly, as of June 30, 2022, offering costs totaling $6,211,902 have been charged to stockholders' equity (consisting of $2,070,000 in underwriters' discount, $3,622,500 in deferred underwriters' fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and approximately $518,402 of other cash expenses).

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of June 30, 2022, the Company determined that a valuation allowance should be established.

As of June 30, 2022 and December 31, 2021, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at June 30, 2022 and December 31, 2021.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income (loss) per common share. Shares of Class A common stock subject to possible redemption as of the three month periods ended June 30, 2022 and 2021 have been excluded from the calculation of the basic net income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net income per share, the Company has not considered the effect of the incremental number of shares of common stock to settle Warrants sold in the Initial Public Offering and Private Placement, as calculated using the treasury stock method. The calculation excludes 10,350,000 Public Warrants and 5,738,000 Private Placement Warrants for the Six Month periods ended June 30, 2022 and 2021 as the exercise prices were greater than the average market price during the period (out-of-the-money warrants).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. GOVERNMENT MONEY MARKET FUND HELD IN TRUST ACCOUNT

As of June 30, 2022, substantially all of the assets totaling approximately $105,652,000 were held in a treasury money market fund. Management elects to measure the treasury money market fund at fair value in accordance with the guidance in ASC Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 4. PREPAID EXPENSES

As of June 30, 2022, the Company had prepaid expenses of approximately $189,000 primarily in connection with the prepayment for D&O insurance and professional services.

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

Note 7. Related Party Transactions

Related Party Loans

On November 6, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. On January 27, 2020, the Company had drawn down approximately $151,000 under the promissory note with the Sponsor to pay for offering expenses. On January 28, 2021, the Company repaid the balance of approximately $151,000 to the Sponsor and cancelled the note.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  The Company decided to forgo the option to convert the loan into warrants.

On February 1, 2022, the Company issued an unsecured promissory note to the Sponsor in the original principal amount of $500,000 to evidence a Working Capital Loan, which was subsequently amended and restated on July 28, 2022 (effective as of June 30, 2022), to enable the Company to borrow up to an aggregate principal amount of $1,750,000 to be used for a portion of the expenses of the IPO. The Working Capital Loan is non-interest bearing, unsecured and due at the date the company consummates a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses. No amount shall be due under the promissory note if an initial business combination is not consummated on or before the 24 month anniversary of the date of the IPO. As of June 30, 2022, the Company had drawn down $910,000 under the promissory note with the Sponsor. On July 28, 2022, the promissory note was amended to increase the principal amount to $1,750,000, effective as of June 30, 2022.

Related Party Extension Loans

Under the terms of the Company’s certificate of incorporation, the Company had until 18 months from the closing of the IPO to consummate a Business Combination. However, the certificate of incorporation further provides that if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may, by resolution of the Company’s board of directors, extend the period of time to consummate a Business Combination by an additional six months (for a total of 21 months to complete a Business Combination) if such extension is requested by the Sponsor. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on January 25, 2021, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,035,000 ($0.10 per share in either case) on or prior to the date of the deadline, which was July 29, 2022. Such payment would be made in the form of a loan (an “Extension Loan”). Such loan will be non-interest bearing and payable upon the consummation of the Company’s Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amount out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan. Furthermore, the letter agreement with the Sponsor contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for the Company to complete a Business Combination, but the Sponsor is not obligated to extend such time. The Company elected to extend the time to complete a Business Combination.  See Footnote 12 – Subsequent Events.

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

NOTE 9. DERIVATIVE LIABILITY

Warrants

At June 30, 2022, there are 16,088,000 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if: (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The following table presents fair value information as of June 30, 2022 and December 31, 2021 of the Company’s warrants. The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. These pricing inputs include the publicly traded value of the Public Warrants as of June 30, 2022 ($0.1125 per warrant) and December 31, 2021 ($0.43 per warrant). Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

	As of June 30, 2022	As of December 31, 2021
Public Warrants	$ 1,164,375	$ 4,450,500
Private Placement Warrants	645,525	2,480,240
	$ 1,809,900	$6,930,740

The Company recognized a $1,518,707 and $5,120,840 gain for the Three and Six Months ended June 30, 2022, respectively, upon the revaluation of the warrants and a gain (loss) of ($1,772,980) and $57,680 for the Three and Six Months ended June 30, 2021, respectively, upon the revaluation.  The Company will remeasure these warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2022	December 31, 2021
Assets:
Government securities held in Trust Account	1	$105,652,034	$105,581,820
Liabilities:
Private Placement Warrants	3	645,525	2,480,240
Public Warrants	3	1,164,375	4,450,500

NOTE 11. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. On June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. On June 30, 2022, there were 103,500 shares of Class A common stock issued and outstanding, excluding 10,350,000 shares of Class A common shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. In January 2021, the Company effected a stock dividend, resulting in the initial stockholder holding an aggregate of 2,587,500 founder shares of Class B common stock. At June 30, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

NOTE 12. SUBSEQUENT EVENTS

The Company entered into Amended and Restated Promissory Note, dated July 28, 2022 (effective as of June 30, 2022), with Sponsor relating to the Working Capital Loan, whereunder the amount of the loan availability under the Working Capital Loan was increased from $500,000 to $1,750,000 to fund expenses relating to the Business Combination.

On July 29, 2022, Sponsor funded an Extension Loan in the amount of $1,035,000 and caused such amount to be deposited into the Trust Account in order provide additional time to complete the Business Combination.

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

Overview

LMF Acquisition Opportunities, Inc. (the “Company”) was incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company has not selected any specific business-combination target and it has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business-combination target.

The Company has selected December 31 as its fiscal year end.

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period from October 28, 2020 (inception) through June 30, 2022 relates to the Company's formation and the initial public offering ("IPO") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Proposed Business Combination

On April 21, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“SeaStar Medical”) pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into SeaStar Medical (the “Merger”), with SeaStar Medical surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Proposed Business Combination”).

The aggregate consideration payable to the stockholders of SeaStar Medical at the closing of the Proposed Business Combination (the “Closing”) is $85,000,000, payable solely in shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, subject to possible deductions for indebtedness of SeaStar Medical and SeaStar Medical transaction expenses in excess of a capped amount of $800,000 as set forth in the Merger Agreement, plus the aggregate exercise price of (1) SeaStar Medical warrants issued and outstanding immediately prior to the closing of the Proposed Business Combination and (2) SeaStar Medical options issued and outstanding immediately prior to the Effective Time, less the value of the shares of Common Stock underlying the Assumed Equity.

Immediately prior to the Preferred Conversion, each of SeaStar Medical’s issued and outstanding convertible notes will automatically convert into shares of SeaStar Medical common stock. Immediately prior to the Effective Time, each share of SeaStar Medical’s issued and outstanding preferred stock will automatically convert into shares of SeaStar Medical common stock and those SeaStar Medical warrants that would be automatically exercised or exchanged in connection with the Proposed Business Combination pursuant to the terms thereof will be automatically exercised for shares of SeaStar Medical common stock. At the time of the Proposed Business Combination, the (i) SeaStar Medical warrants that would not automatically be exercised or exchanged in connection with the Proposed Business Combination will be assumed by the Company and converted into warrants to purchase Common Stock, (ii) outstanding options for shares of SeaStar Medical common stock under SeaStar Medical’s equity plan will be assumed by the Company and converted into options to purchase Common Stock, and (iii) outstanding restricted stock unit awards under SeaStar Medical’s equity plan will be assumed by the Company and converted into restricted stock units of the Company.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto, including, among other things, covenants with respect to the conduct of the Company and SeaStar Medical during the period between execution of the Merger Agreement and the Closing. The representations, warranties and covenants made under the Merger Agreement will not survive the closing; provided, any covenants that are to be performed at or after the closing shall survive until such covenant has been performed or satisfied. No party to the Merger Agreement will have any liabilities to such other parties, other than claims for willful and material breach or fraud. Each of the Company and SeaStar Medical have agreed to use their commercially reasonable efforts to cause the Merger to be consummated as soon as practicable.

The closing of the Proposed Businses Combination is subject to certain conditions, including, among others, that (i) the stockholders of SeaStar Medical and the stockholders of the Company approve the Proposed Business Combination, (ii) the Nasdaq Stock Market approves for listing the common stock to be issued in connection with the Proposed Business Combination, (iii) the Company has, including any proceeds from the Company’s private investment in public equity financing and net of any redemptions and the payment of transaction expenses (and in the case of SeaStar Medical’s transaction expenses, only expenses up to the Cap (as defined in the Merger Agreement), at least $15,000,000 unrestricted cash on hand and (iv) the Company has $5,000,001 or more in net tangible assets at the closing.

The Merger Agreement may be terminated prior to the closing under certain circumstances, including, among others, (i) by written consent of SeaStar Medical and the Company, (ii) by written notice from either the Company or SeaStar Medical, if (A) the closing has not occurred on or before (I) July 29, 2022 or (II) October 29, 2022 if the Extension (as defined below) occurs (the “Outside Date”), unless the terminating party’s failure to comply in any material respect with its obligations under the Merger Agreement shall have proximately contributed to the failure of the closing to have occurred on or prior to the Outside Date, (B) the consummation of the Proposed Business Combination is permanently enjoined or (C) the Company does not obtain stockholder approval of the Proposed Business Combination at its special meeting, (iii) by written notice from either the Company or SeaStar Medical, in the event that the other party breaches any of its representations, warranties, covenants or other agreements under the Merger Agreement that would result in the failure of the conditions to the Company’s or SeaStar Medical’s obligation to consummate the Proposed Business Combination and such breach has not been cured by the breaching party by the earlier of 30 days after receiving notice of such breach and the Outside Date and (iv) by SeaStar Medical at any time prior to the approval of the Proposed Business Combination by the Company’s public stockholders, if the board of directors of the Company has made a change in recommendation to its stockholders regarding the Proposed Business Combination. The Merger Agreement allows the Outside Date to be extended if the Sponsor elects to extend the time period by which the Company must consummate a business combination by depositing $1,035,000 in additional funds in the Company’s trust account on or prior to July 29, 2022 (the “Extension”). The Company elected to extend the time line. See Footnote 12 – Subsequent Events

Recent Developments

The Company entered into Amended and Restated Restated Promissory Note, dated July 28, 2022 (effective as of June 30, 2022), with Sponsor relating to the Working Capital Loan, whereunder the amount of the loan availability under the Working Capital Loan was increased from $500,000 to $1,750,000 to fund expenses relating to the Proposed Business Combination.

On July 29, 2022, Sponsor funded an Extension Loan in the amount of $1,035,000 and caused such amount to be deposited into thte Trust Account in order provide additional time to complete the Proposed Business Combination.

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

Results of Operations for the Three Months Ended June 30, 2022

The Company’s only activities since inception in October 28, 2020 through June 30, 2022 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the Three Months ended June 30, 2022.

Expenses

During the Three Months ended June 30, 2022 and 2021, expenses were approximately $1,404 thousand and $210 thousand, respectively. The Three Months ended June 30, 2022 included $1,062 thousand of merger expenses and $342 thousand of formation and administrative expenses.

Gain (Loss) on Revaluation of Warrants

The Company recognized a $1.5 million gain and ($1.8) million loss upon the revaluation of the warrants as of June 30, 2022 and 2021, respectively.

Income Tax Expense

During the Three Months ended June 30, 2022 and 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception. As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the Three Months ended June 30, 2022 or 2021.

Net Income (Loss)

During the Three Months ended June 30, 2022 and 2021, net income (loss) was $183 thousand and ($1,983) thousand, respectively. Such net income resulted from a revaluation of the Company’s warrants.

Results of Operations for the Six Months Ended June 30, 2022

The Company’s only activities since inception in October 28, 2020 through June 30, 2022 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the Six Months ended June 30, 2022.

Expenses

During the Six Months ended June 30, 2022 and 2021, expenses were approximately $1,622 thousand and $336 thousand, respectively. The Six Months ended June 30, 2022 included $1,062 thousand of merger expenses and $560 thousand of formation and administrative expenses.

Gain on Revaluation of Warrants

The Company recognized a $5.1 million gain and $58 thousand gain upon the revaluation of the warrants as of June 30, 2022 and 2021, respectively.

Income Tax Expense

During the Six Months ended June 30, 2022 and 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception. As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the Six Months ended June 30, 2022 or 2021.

Net Income (Loss)

During the Six Months ended June 30, 2022 and 2021, net income (loss) was $3,569 thousand and ($276) thousand, respectively. Such net income resulted from a revaluation of the Company’s warrants.

Liquidity and Capital Resources

General

As of June 30, 2022 and 2021, we had cash of $79 thousand and $340 thousand, respectively.

Cash from Operations

Net cash used in operations was $884 thousand and $319 thousand during the Six Months ended June 30, 2022 and 2021, respectively, due to cash used for operating and formation costs.

Cash from Investing Activities

For the Six Months ended June 30, 2022 and 2021, net cash used in investing activities was $0 and $105.6 million, respectively as the Company invested $105.6 million into its Trust account.

Cash from Financing Activities

Net cash provided by financing activities was $912 thousand and $106.2 million for the Six Months ended June 30, 2022 and 2021. During the Six Months ended June 30, 2022 the Company received $910 thousand, net of repayments, under a related party loan. During the Six Months ended June 30, 2021, $106.8 million was generated by the Company’s IPO and the Company paid $611 thousand for director and officer insurance premiums.

Shareholders’ Equity

During the Six Months ended June 30, 2021, the Company issued 10.3 million units, 0.1 million Class A shares to our underwriter, 0.4 million in Class B shares and 5.7 million Private Placement Warrants. There were no issuance of either shares or warrants during the Six Months ended June 30, 2022.

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

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based solely on the following material weaknesses which existed as of June 30, 2022. Since inception in 2020 to the present, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. In addition, we did not have sufficient controls in place surrounding the accounting of complex financial instruments. This lack of control led to improper accounting classification of warrants we issued in January 2021 which, due to its impact on our financial statements. This lack of control led to improper accounting classification of warrants we issued in January 2021 which we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

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

Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2022, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the SEC adopts the proposed rules and regulations relating to, among other things, enhancing disclosures in business combination transactions involving SPACs, our ability to complete an initial business combination could be adversely and materially affected.

On March 30, 2022, the SEC issued certain proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; increasing the liability of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and modifying the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination, which may materially and adversely affect us.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

As described elsewhere in this report, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in January 2021 and in connection with the small size of our accounting staff and segregation of accounting duties. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022. These material weaknesses led to a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in the fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Six Months ended June 30, 2022.

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

2.1

Agreement and Plan or Merger, dated as of April 21, 2022, by and among LMF Acquisition Opportunities, Inc., LMF Merger Sub, Inc., and SeaStar Medical, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 8, 2021)
10.1

Amended and Restated Promissory Note, dated July 28, 2022 but effective as of June 30, 2022, between LMFAO Sponsor LLC and LMF Acquisition Opportunities Inc (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 1, 2022).

10.2

Amended and Restated Registration Rights Agreement, dated as of April 21, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc., and certain stockholders of SeaStar Medical, Inc.

10.3

Sponsor Support Agreement, dated as of April 21, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc., and LMFAO Sponsor LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).

10.4	Dow Commitment Letter, dated as of April 21, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc., Dow Employees’ Pension Plan Trust and Union Carbide Employees’ Pension Plan.
10.5

Dow Commitment Letter, dated as of April 21, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc., Dow Employees’ Pension Plan Trust and Union Carbide Employees’ Pension Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).

10.6*	Promissory Note dated July 29, 2022 between LMFAO Sponsor LLC and LMF Acquisition Opportunities Inc.
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LMF ACQUISITION OPPORTUNITIES, INC.

Date: August 16, 2022	By:	/s/ Bruce M. Rodgers
Bruce M. Rodgers
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 16, 2022	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)