Form 10-Q
period 2022-09-30
SeaStar Medical Holding Corp
filed 2022-11-14
CIK 1831868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number
001-39927

SEASTAR MEDICAL HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	85-3681132
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3513 Brighton Blvd, Suite 410 Denver, CO	80216
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
(844) 427-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock par value $0.0001 per share	ICU	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	ICUW	The Nasdaq Stock Market LLC
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
11
, 2022, there were 12,699,668
shares of the Registrant’s Common Stock,
par value $0.001 per share, issued and outstanding.

SEASTAR MEDICAL HOLDING CORPORATION

(f/k/a LMF Acquisition Opportunities, Inc.)

EXPLANATORY NOTE
On October 28, 2022 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2022, the fiscal quarter to which this Quarterly Report on Form
10-Q
(this “Report”) relates, SeaStar Medical Holding Corporation, a Delaware corporation (f/k/a LMF Acquisition Opportunities, Inc. (“LMAO”))(the “Company”), consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated April 21, 2022, (the “Merger Agreement”) by and among LMAO, LMF Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LMAO (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“Old SeaStar Medical”).
Pursuant to the terms of the Merger Agreement, a business combination between LMAO and Old Seastar Medical was effected through the merger of Merger Sub with and into Old SeaStar Medical with Old SeaStar Medical surviving as a wholly owned subsidiary of LMAO (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Upon the closing of the Merger, the registrant changed its name from LMF Acquisition Opportunities, Inc. to SeaStar Medical Holding Corporation, and shares of Class B common stock, par value $0.0001 per share, of LMAO automatically converted into shares of Class A common stock, par value $0.0001 per share, of LMAO on a one-to-one basis, and the Class A Common Stock and Class B Common Stock of LMAO was reclassified as Common Stock of the Company.. SeaStar Medical Holding Corporation’s Class A common stock and public warrants commenced trading on the Nasdaq Stock Market under the ticker symbols “ICU” and “ICUW,” respectively, on November 1, 2022.
Unless stated otherwise, this report contains information about LMAO before the Business Combination. References in this report to “we,” “us,” “our,” or the “Company” refer to LMAO prior to the closing of the Business Combination and to SeaStar Medical Holding Corporation after the Business Combination, unless the context requires otherwise.
Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
SeaStar Medical Holding Corporation
(f/k/a LMF Acquisition Opportunities, Inc.)
Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$116,840	$51,567
Prepaid insurance and other fees	41,361	286,237
Prepaid expenses	132,875	14,817
Cash and marketable securities held in trust	107,048,750	105,581,820

Current Assets	107,339,826	105,934,441

Total assets	$107,339,826	$105,934,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	1,866,028	376,702
Notes and advances payable - related parties	2,768,405	—
Deferred underwriting commissions in connection with the initial public offering	3,622,500	3,622,500
Warrant liability (Note 9)	1,129,378	6,930,740

Total current liabilities	9,386,311	10,929,942

Total liabilities	9,386,311	10,929,942

Commitments
Class A common stock subject to possible redemption 10,350,000 shares at redemption value of $10.32 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	106,848,750	105,570,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,500 issued and outstanding at September 30, 2022 and December 31, 2021 excluding 10,350,000 shares subject to possible redemption	10	10
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,587,500 shares issued and outstanding at September 30, 2022 and December 31, 2021 (See Note 11 )	259	259
Additional paid-in capital	—	—
Accumulated deficit	(8,895,504)	(10,565,770)

Total stockholders’ deficit	(8,895,235)	(10,565,501)

Total liabilities and stockholders’ deficit	$107,339,826	$105,934,441

The accompanying notes are an integral part of these unaudited financial statements.

SeaStar Medical Holding Corporation
(f/k/a LMF Acquisition Opportunities, Inc.)
Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Expenses:
Formation and Administrative costs	$270,265	$411,398	$830,707	$747,073
Merger costs	1,391,601	—	2,453,569	—

Loss from operations	(1,661,866)	(411,398)	(3,284,276)	(747,073)
Gain on warrant liability revaluation	680,522	644,720	5,801,362	702,400
Other income
Investment income earned on marketable securities held in Trust Account	361,717	2,661	431,930	4,415

Net income (loss)	$(619,627)	$235,983	$2,949,016	$(40,258)

Net income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	10,453,500	10,453,500	10,453,500	9,381,347
Class B - Common stock	2,587,500	2,587,500	2,587,500	2,543,269
Basic and diluted net income (loss) per share
Class A - Common stock	$(0.05)	$0.02	$0.23	$(0.00)
Class B - Common stock	$(0.05)	$0.02	$0.23	$(0.00)
The accompanying notes are an integral part of these unaudited financial statements.

SeaStar Medical Holding Corporation
(f/k/a LMF Acquisition Opportunities, Inc.)
Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,949,016	$(40,258)
Adjustments to reconcile net income (loss) to cash used in operating activities
Formation costs paid by related parties	—	(126,413)
Gain on warrant liability revaluation	(5,801,362)	(702,400)
Interest earned on marketable securities in trust	(431,930)	—
Change in assets and liabilities
Prepaid costs	126,818	342,091
Accrued expenses	1,489,326	154,275

Net cash used in operating activities	(1,668,132)	(372,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust account	(1,035,000)	(105,578,132)

Net cash used in investing activities	(1,035,000)	(105,578,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance financing payments	—	(753,994)
Proceeds from issuance of private placement warrants	—	5,738,000
Proceeds from issuance of units	—	103,500,000
Issue costs from issuance of units	—	(2,405,717)
Proceeds from notes and advances payable - related party	2,818,205	—
Repayment from notes and advances payable - related party	(49,800)	—

Net cash provided by financing activities	2,768,405	106,078,289

NET INCREASE IN CASH	65,273	127,452
CASH - BEGINNING OF YEAR	51,567	38,388

CASH - END OF PERIOD	$116,840	$165,840

SUPPLEMENTAL DISCLOSURES OF NON-CASHFLOW INFORMATION
Reclassification of warrants to liability	$—	$8,116,680
Deferred underwriting commissions in connection with the initial public offering	$—	$3,806,185
Remeasurement of Class A common stock subject to redemption	$1,278,750	$—
The accompanying notes are an integral part of these unaudited financial statements.

SeaStar Medical Holding Corporation
(f/k/a LMF Acquisition Opportunities, Inc.)
Statements of Changes in Stockholders’ Deficit (unaudited)
For the Nine Months Ended September 30, 2022 and 2021

	Class A Common Stock		Class B Common Stock		Additional paid in capital	Accumulated Deficit	Total Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	2,156,250	$215	$24,785	$(5,236)	$19,764
Class A Units issued for cash	10,350,000	1,035	—	—	103,498,965	—	103,500,000
Representative shares issued for no cash	103,500	10	—	—	(10)	—	—
Class A Units reclassified to Commitments subject to possible redemption	(10,350,000)	(1,035)	—	—	(105,568,965)		(105,570,000)
Underwriter fee & offering costs	—	—	—	—	(6,211,902)	—	(6,211,902)
Private placement warrants issued for cash	—	—	—	—	5,738,000	—	5,738,000
Class B shares issued to Sponsor	—	—	431,250	44	(44)	—	—
Warrants classified as liabilities	—	—	—	—	(8,116,680)	—	(8,116,680)
Reclass APIC to retained earnings	—	—	—	—	10,635,851	(10,635,851)	—
Net income	—	—	—	—	—	1,706,457	1,706,457

Balance - March 31, 2021	103,500	$10	2,587,500	$259	$—	$(8,934,630)	$(8,934,361)

Net loss	—	—	—	—	—	(1,982,698)	(1,982,698)

Balance - June 30, 2021	103,500	$10	2,587,500	$259	$—	$(10,917,328)	$(10,917,059)

Net income	—	—	—	—	—	235,983	235,983

Balance as of September 30, 2021	103,500	$10	2,587,500	$259	$—	$(10,681,345)	$(10,681,076)

Balance as of December 31, 2021	103,500	$10	2,587,500	$259	$—	$(10,565,770)	$(10,565,501)
Net income	—	—	—	—	—	3,386,081	3,386,081

Balance - March 31, 2022	103,500	$10	2,587,500	$259	$—	$(7,179,689)	$(7,179,420)

Net income	—	—	—	—	—	182,562	182,562

Balance - June 30, 2022	103,500	$10	2,587,500	$259	$—	$(6,997,127)	$(6,996,858)

Net loss	—	—	—	—	—	(619,627)	(619,627)
Remeasurement of Class A common stock	—	—	—	—	—	(1,278,750)	(1,278,750)

Balance - September 30, 2022	103,500	$10	2,587,500	$259	$—	$(8,895,504)	$(8,895,235)

The accompanying notes are an integral part of these unaudited financial statements.

SeaStar Medical Holding Corporation
(f/k/a LMF Acquisition Opportunities, Inc.)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS
LMF Acquisition Opportunities, Inc. (now known as SeaStar Medical Holding Corporation) (the “Company” or “LMAO”) was incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.
Business Combination
On April 21, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“Old SeaStar Medical”).
On October 28, 2022 (the “Closing Date”), LMAO consummated the merger transaction contemplated by the Merger Agreement, whereby Merger Sub merged with and into Old SeaStar Medical, with Old SeaStar Medical surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the “Merger” and, collectively with the other transactions described in the Merger Agreement and the related ancillary agreements, the “Business Combination”). Upon the closing of the Merger, the registrant changed its name from LMF Acquisition Opportunities, Inc. to SeaStar Medical Holding Corporation.
The aggregate consideration payable to the stockholders of Old SeaStar Medical at the closing of the Business Combination (the “Closing”) was $85,408,328, which consisted of an aggregate equity value of Old SeaStar Medical of $85,000,000, minus deductions for indebtedness of Old SeaStar Medical and Old SeaStar Medical transaction expenses in excess of $800,000, plus the aggregate exercise price of (1) Old SeaStar Medical warrants issued and outstanding immediately prior to the Closing and (2) Old SeaStar Medical options issued and outstanding immediately prior to the Closing, less the value of the shares of Common Stock (as defined below) underlying the assumed equity (the “Closing Merger Consideration”). The Closing Merger Consideration was payable solely in shares of LMAO common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, resulting in the issuance of 7,837,628 shares of common stock, par value $0.0001 per share, of Common Stock to holders of stock of Old SeaStar Medical immediately prior to the Closing. At the Closing, shares of class B common stock, par value $0.001 per share, of LMAO (“Class B Common Stock”) automatically converted into shares of class A common stock, par value $0.0001 per share, of LMAO (“Class A Common Stock”) on a one-to-one basis, and pursuant to the charter of LMAO after the Business Combination, Class A Common Stock and Class B Common Stock was reclassified as Common Stock.
At the Closing, each of Old SeaStar Medical’s issued and outstanding convertible notes automatically converted into shares of Old SeaStar Medical common stock (the “Note Conversion”). Immediately prior to the effectiveness of the Business Combination, each share of Old SeaStar Medical’s issued and outstanding preferred stock automatically converted into shares of Old SeaStar Medical common stock (the “Preferred Conversion”) and those Old SeaStar Medical warrants that would be exercised or exchanged in connection with the Business Combination pursuant to the terms thereof were exercised for shares of Old SeaStar Medical common stock. At Closing, the (i) Old SeaStar Medical warrants that would not be exercised or exchanged in connection with the Business Combination were assumed by LMAO and converted into warrants to purchase Common Stock, (ii) outstanding options for shares of Old SeaStar Medical common stock under Old SeaStar Medical’s equity plan were assumed by LMAO and converted into options to purchase Common Stock, and (iii) issued and outstanding restricted stock unit awards under Old SeaStar Medical’s current equity plan were assumed by LMAO and converted into LMAO restricted stock units.
In connection with the Business Combination, holders of 8,878,960 shares of Common Stock exercised their right to redeem their shares after giving effect to any redemption reversals requested by stockholders to reverse their election to have their shares redeemed.
Prepaid Forward Agreements
On October 17 and October 2
6
, 2022, LMAO and Old SeaStar Medical entered into certain prepaid forward agreements with two institutional investors, and the material terms of such agreements are described in more detail in the Forms 8-K filed on October 17, 2022, October 27, 2022, and November 4, 2022.
PIPE Financing
In connection with
the
Business Combination, LMAO entered into subscription agreements, each dated August 23, 2022 (collectively, the “Subscription Agreements”) with certain third-party investors (the “PIPE Investors”) pursuant to which LMAO agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 700,000 shares of Common Stock at $10.00 per share, and warrants to purchase up to 700,000 shares of Common Stock (the “PIPE Warrants”) for an aggregate purchase price of $7,000,000 (the “PIPE Investment”). The PIPE Warrants are exercisable starting on the Closing at an exercise price of $11.50 per share of Common Stock, subject to adjustment in certain circumstances, and expire five years after the Closing. At the Closing, the PIPE Investors and LMAO consummated the PIPE Investment pursuant to and in accordance with the terms of the Subscription Agreements.
Common Stock Purchase Agreement and Letter Agreement
On August 23, 2022, LMAO entered into an equity line financing arrangement through a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital LLC (“Tumim”), pursuant to which, after the Closing Date, subject to the conditions set forth in the Common Stock Purchase Agreement, LMAO has the right to sell to Tumim up to $100,000,000 worth of shares of Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the “Common Stock Investment”). The Common Stock Purchase Agreement provides for a commitment fee (the “Commitment Fee”) in the amount of $2.5 million payable to Tumim, and such Commitment Fee shall be paid in shares of the Common Stock based on the weighted average trading price of the Common Stock prior to the filing of a registration statement pursuant to the registration rights agreement (the “Commitment Shares”).
On October 2
8
, 2022, LMAO, Old SeaStar Medical, and Tumim entered into a letter agreement (the “Tumim Letter Agreement”) to amend certain terms of the Common Stock Purchase Agreement following the consummation of the Business Combination. Pursuant to the Tumim Letter Agreement, among other things, the parties agreed to the following amendments with respect to the Commitment Fee and Commitment Shares: (a) LMAO, or the Company from and after the Closing Date, was required to pay to Tumim $1,000,000 of the Commitment Fee in cash on the Closing Date; (b) the Company is required to pay to Tumim $500,000 of the Commitment Fee in cash no later than the earliest of (i) the 30th calendar day immediately following the Effective Date of the Initial Registration Statement (each as defined in the Purchase Agreement), (ii) the 30th calendar day immediately following the Effectiveness Deadline (as defined in the Purchase Agreement) of the Initial Registration Statement, and (iii) not later than the second trading date immediately after the date on which written notice of termination is delivered by the Company or Tumim pursuant to the terms of the Purchase Agreement; and (c) the Company shall pay to Tumim the balance of the Commitment Fee, or $1,000,000, as Commitment Shares as set forth under the terms in the Purchase Agreement.
Amendment to Credit Agreement with LM Funding America, Inc. (“LMFA”) and Amended Promissory Note
On October 28, 2022, Old SeaStar Medical and LMFA entered into the First Amendment to Credit Agreement, dated September 9, 2022 between LMFA and Old SeaStar Medical (the “First Amendment to Credit Agreement”), pursuant to which the parties amended the Credit Agreement and entered into an Amended and Restated Promissory Note (the “LMFA Note”) to (i) extend the maturity date of the loan under the Credit Agreement to October 30, 2023; (ii) permit the LMFA Note be prepaid without premium or penalty; (iii) require the Company to use 5.0% of the gross cash proceeds received by the Company
from any future debt and equity financing to pay outstanding balance of LMFA Note, provided that such repayment is not required for the first $500,000 of cash proceeds; (iv) reduce the interest rate of the LMFA Note from 15% to 7% per annum; and (iv) reduce the default interest rate from 18% to 15%. The LMFA Note contains customary representations and warranties, affirmative and negative covenants and events of default. In addition, on October 28, 2022, the parties entered into a Security Agreement (the “LMFA Security Agreement”), pursuant to which the Company and Old SeaStar Medical granted LMFA a security interest in substantially all of the assets and property of the Company and Old SeaStar Medical, subject to certain exceptions, as collateral to secure the Company’s obligations under the amended Credit Agreement. In addition, the Company entered into a Guaranty, dated October 28, 2022 (the “LMFA Guaranty”), pursuant to which the Company unconditionally guarantees and promises to pay to LMFA the outstanding principal amount under the LMFA Note.
LMFAO Sponsor LLC (“Sponsor”) Promissory Note
On October 28, 2022, the Company entered into a Consolidated Amended and Restated Promissory Note with Sponsor as the lender, for an aggregate principal amount of $2,785,000 (the “Sponsor Note”) to amend and restate in its entirety (i) the Promissory Note, dated July 29, 2022, for $1,035,000 in aggregate principal amount issued by LMAO to the Sponsor and (ii) the Amended and Restated Promissory Note, dated July 28, 2022, for $1,750,000 in aggregate principal amount, issued by LMAO to the Sponsor (collectively, the “Original Notes”). The Sponsor Note amended and consolidated the Original Notes to: (i) extend maturity dates of the Original Notes to October 30, 2023; (ii) permit outstanding amounts due under the Sponsor Notes to be prepaid without premium or penalty; and (iii) require the Company to use 5.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of Sponsor Note, provided that such repayment is not required for the first $500,000 of cash proceeds. The Sponsor Note carries an interest rate of 7% per annum and contains customary representations and warranties and affirmative and negative covenants. The Sponsor Note is also subject to customary events of default, the occurrence of which may result in the Sponsor Promissory Note then outstanding becoming immediately due and payable, with interest being increased to 15.0% per annum. In addition, on October 28, 2022, the parties entered into a Security Agreement (the “Sponsor Security Agreement”), pursuant to which the Company and Old SeaStar Medical granted Sponsor a security interest in substantially all of the assets and property of the Company and Old SeaStar Medical, subject to certain exceptions, as collateral to secure the Company’s obligations under the Sponsor Note. In addition, Old SeaStar Medical entered into a Guaranty, dated October 28, 2022 (the “Sponsor Guaranty”), pursuant to which Old SeaStar Medical unconditionally guarantees and promises to pay to Sponsor the outstanding principal amount under the LMFA Note.
Maxim Group LLC (“Maxim”) Promissory Note
Pursuant to an engagement letter between Old SeaStar Medical and Maxim dated October 28, 2022, Old SeaStar Medical or the Company following the consummation of the Business Combination, was required to pay Maxim, as its financial advisor and/or placement agent, an amount equal to $4,182,353 in cash as professional fees. Upon the closing of the Business Combination, the parties agreed that $4,182,353 of such amount would be paid in the form of a promissory note. Accordingly, on October 28, 2022, the Company entered into a Promissory Note with Maxim as the lender, for an aggregate principal amount of $4,182,353 (the “Maxim Note”). The Maxim Note has a maturity date of October 30, 2023 and outstanding amount may be prepaid without premium or penalty. If the Company receives any cash proceeds from a debt or equity financing transaction prior to the maturity date, then the Company is required to prepay the indebtedness equal to 25.0% of the gross amount of the cash proceeds, provided that such repayment obligation shall not apply to the first $500,000 of the cash proceeds received by the Company. Interest on the Maxim Note is due at 7.0% per annum. The Maxim Note contains customary representations and warranties, and affirmative and negative covenants. The Maxim Note is also subject to customary events of default, the occurrence of which may result in the Maxim Promissory Note then outstanding becoming immediately due and payable, with interest being increased to 15.0% per annum.
Intercreditor Agreement
On October 28, 2022, Maxim, LMFA, Sponsor (collectively, the “Creditors”), SeaStar Medical and the Company entered into an Intercreditor Agreement (the “Intercreditor Agreement”) in order to set forth their relative rights under the LMFA Note, Sponsor Note and Maxim Note, including the payments of amounts by the Company upon an event of default under such notes. Pursuant to the Intercreditor Agreement, each Creditor agrees and acknowledges that LMFA and Sponsor have been granted liens on the collateral as set forth in the applicable LMFA Security Agreement and Sponsor Security Agreement. Each Creditor also agrees and acknowledges that Maxim’s indebtedness under the Maxim Promissory Note is unsecured.
Prior to the Business Combination
As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from October 28, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and the search for and due diligence on a potential target for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains or losses from the revaluation of the warrant liability.
The Company’s sponsor is LMFAO Sponsor, LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s IPO was declared effective on January 25, 2021 (the “IPO Effective Date”). On January 28, 2021, the Company consummated the IPO of 10,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $103,500,000, which is described in Note 5.
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
of the Investment Company Act, as determined by the Company. On July 29, 2022, an additional amount of
$1,035,000 was deposited into the Trust Account in order provide additional time to complete the Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants and the additional amounts deposited into the Trust Account related to the extension of time to complete the Business Combination will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, which the Company has elected (see Proposed Business Combination), as described in more detail in the prospectus for the IPO,), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
Going Concern Consideration
Prior to the Business Combination, the Company incurred significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management previously determined that if the Company was unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. While the company has agreements under the above-described PIPE Investment, Prepaid Forward Agreements, and equity line under the Common Stock Purchase Agreement in place to generate sufficient capital to fund operations over the next 12 months, the uncertainty related to market conditions may hinder the companies ability to raise capital. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and September 30, 2021, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. Operating results for the Three and Nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. The accompanying balance sheet as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Cash and Marketable Securities Held in Trust Account
At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $107,048,750 and $105,581,820 in investments held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.
Class A Common Stock Subject to Possible Redemption
The Company accounts for the Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as shareholders’ equity. The Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021
, 10,350,000 and 10,350,000
, respectively, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts carrying value of redeemable shares of common stock to equal the redemption value at the end of the reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.

On October 28, 2022, as a result of the Business Combination, the Class A Common Stock was reclassified as Common Stock of the Company. See Note 1.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000
. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised. The fair value of the Public Warrants issued are estimated using the quoted market price and Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. Derivative warrant liabilities are classified as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2022, offering costs totaling $6,211,902 have been charged to stockholders’ equity (consisting of $2,070,000 in underwriters’ discount, $3,622,500 in deferred underwriters’ fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and approximately $518,402 of other cash expenses).
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.
Fair Value Measurements
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

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
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
In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of September 30, 2022, the Company determined that a valuation allowance should be established.
As of September 30, 2022 and December 31, 2021, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.
The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at September 30, 2022 and December 31, 2021.
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

1
0

Net Income (Loss) Per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating the net income (loss) per common share. Shares of Class A common stock subject to possible redemption as of the three and nine month periods ended September 30, 2022 and 2021 have been excluded from the calculation of the basic net income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net income per share, the Company has not considered the effect of the incremental number of shares of common stock to settle Warrants sold in the Initial Public Offering and Private Placement, as calculated using the treasury stock method. The calculation excludes 10,350,000 Public Warrants and 5,738,000
Private Placement Warrants for the three and nine month periods ended September 30, 2022 and 2021 as the exercise prices were greater than the average market price during the period
(out-of-the-money
warrants).
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. GOVERNMENT MONEY MARKET FUND HELD IN TRUST ACCOUNT
As of September 30, 2022, substantially all of the assets totaling approximately $107,048,750 were held in a treasury money market fund. Management elects to measure the treasury money market fund at fair value in accordance with the guidance in ASC Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.
NOTE 4. PREPAID EXPENSES
As of September 30, 2022, the Company had prepaid expenses of approximately $174,000 primarily in connection with the prepayment for D&O insurance and professional services.
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
An aggregate of $10.20 per Unit sold in the IPO is being held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7
of the Investment Company Act, as determined by the Company. As further described in Note 1, on July 29, 2022, an additional amount of $1,035,000 was deposited into the Trust Account in order provide additional time to complete the Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, which the Company elected (See Note 1), as described in more detail the prospectus for the IPO), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

1
1

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
The Private Placement Warrants will be
non-redeemable
and exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. In addition, for as long as the Private Placement Warrants are held by the underwriters or their designees or affiliates, they may not be exercised after five years from the IPO Effective Date.
The Company’s Sponsor agreed to (i) waive its redemption rights with respect to its founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, which the Company elected to do (See Note 1), as described in more detail in the prospectus for the IPO) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination within 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination, which the Company elected to do (See Note 1)). In addition, the Company’s Sponsor agreed to vote any founder shares it holds and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.
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
On February 1, 2022, the Company issued an unsecured promissory note to the Sponsor in the original principal amount of $500,000 to evidence a Working Capital Loan, which was subsequently amended and restated on July 28, 2022 (effective as of June 30, 2022), to enable the Company to borrow up to an aggregate principal amount of $1,750,000 to be used for a portion of the expenses of the IPO. The Working Capital Loan is non-interest
bearing, unsecured and due at the date the company consummates a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses. No amount shall be due under the promissory note if an initial business combination is not consummated on or before the 24 month anniversary of the date of the IPO. As of September 30, 2022, the Company had drawn down $1,750,000 under the promissory note with the Sponsor.
Related Party Extension Loans
Under the terms of the Company’s certificate of incorporation, the Company had until 18 months from the closing of the IPO to consummate a Business Combination. However, the certificate of incorporation further provides that if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may, by resolution of the Company’s board

1
2

of directors, extend the period of time to consummate a Business Combination by an additional three months (for a total of 21 months to complete a Business Combination) if such extension is requested by the Sponsor. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on January 25, 2021, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $
1,035,000 ($0.10
per share in either case) on or prior to the date of the deadline, which was July 29, 2022. Such payment would be made in the form of a loan (an “Extension Loan”). Such loan will be non-interest
bearing and payable upon the consummation of the Company’s Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amount out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan. Furthermore, the letter agreement with the Sponsor contains a provision pursuant to which the Sponsor agreed to waive its right to be repaid for such loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for the Company to complete a Business Combination, but the Sponsor is not obligated to extend such time.
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
The Sponsor agreed not to transfer, assign or sell its founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions.
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
Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the IPO Effective Date and may not exercise their demand rights on more than one occasion.
Right of First Refusal
Subject to certain conditions, the Company granted Maxim, for a period beginning on the closing of the IPO and ending 18 months after the date of the consummation of the Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the IPO Effective Date.
Representative’s Common Stock
On January 25, 2021, the Company issued to Maxim and/or its designees, 103,500 shares of Class A common stock. The Company estimated the fair value of the stock to be $1,000 based upon the price of the Founder Shares issued to the Sponsor. The stock were treated as underwriters’ compensation and charged directly to stockholders’ equity.
Maxim agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within 18 months from the closing of the IPO (or 21 months from the closing, if the Company extends the period of time to consummate a Business Combination, which the Company elected to do (See Note 1)).

1
3

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up
for a period of 180 days immediately following the date of the effectiveness of the registration statement for the IPO pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the IPO Effective Date, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following the IPO Effective Date, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.
Risks and Uncertainties
We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 9. DERIVATIVE LIABILITY
Warrants
As of
September 30, 2022, there are 16,088,000 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if: (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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

1
4

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
The following table presents fair value information as of September 30, 2022 and December 31, 2021 of the Company’s warrants. The fair value of the Public Warrants issued are estimated using the quoted market price and a modified Black-Scholes model is used to value the Private Placement Warrants. The valuation model utilizes management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. These pricing inputs include the publicly traded value of the Public Warrants as of September 30, 2022 ($0.07 per warrant) and December 31, 2021 ($0.43 per warrant). Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability for Public Warrants
and
Private Placement Warrants
are
classified within Level 3 of the fair value hierarchy.

	As of September 30, 2022	As of December 31, 2021
Public Warrants	$726,570	$4,450,500
Private Placement Warrants	402,808	2,480,240

	$1,129,378	$6,930,740

The
Company recognized a $680,522 and $5,801,362

gain for the three and nine months ended September 30, 2022, respectively, upon the revaluation of the warrants and a gain of
$644,720 and $702,400
for the three and nine months ended September 30, 2021, respectively, upon the revaluation. The Company will remeasure these warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

1
5

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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2022	December 31, 2021
Assets:
Government securities held in Trust Account	1	$107,048,750	$105,581,820
Liabilities:
Private Placement Warrants	3	402,808	2,480,240
Public Warrants	3	726,570	4,450,500
NOTE 11. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each.
As of
September 30, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each.
As of
September 30, 2022, there were 103,500 shares of Class A common stock issued and outstanding, excluding 10,350,000 shares of Class A common shares subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. In January 2021, the Company effected a stock dividend, resulting in the initial stockholder holding an aggregate of 2,587,500 founder shares of Class B common stock.
As of
September 30, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.
The Sponsor agreed not to transfer, assign, or sell any of its founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any
30-trading
day period commencing 150 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any founder shares.

1
6

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
Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any events that require disclosure in the condensed consolidated financial statements.
On October 28, 2022, the Company and Old SeaStar Medical consummated the transactions contemplated by the Merger Agreement. (see Note 1).

1
7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LMF Acquisition Opportunities, Inc. prior to the Business Combination (as defined below), except where the context requires otherwise. References to our “management” or our “management team” refer to officers and directors of LMF Acquisition Opportunities, Inc. prior to the Business Combination (as defined below), and references to the “Sponsor” refer to LMFAO Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We have based these forward-looking statements on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation:

•	the Company’s future capital requirements and sources and uses of cash;

•	the Company’s ability to obtain funding or raise capital for its operations and future growth;

•	any delays or challenges in obtaining FDA approval of the Company’s SCD product candidates;

•	economic downturns and the possibility of rapid change in the highly competitive industry in which the Company operates;

•	the ability to develop and commercialize its products or services following regulatory approval of the Company’s product candidates;

•	the failure of third-party suppliers and manufacturers to fully and timely meet their obligations;

•	product liability or regulatory lawsuits or proceedings relating to the Company’s products and services;

•	inability to secure or protect its intellectual property;

•	dispute or deterioration of relationship with the Company’s major partners and collaborators;

•	the outcome of any legal proceedings that may be instituted against the Company following completion of the Business Combination and transactions contemplated thereby;

•	the ability to maintain the listing of its Common Stock on Nasdaq;

•	the risk that the Business Combination disrupts current plans and operations;

•

the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of the Company to grow and manage growth profitably;

•	costs related to the Business Combination; and

•

other risks and uncertainties indicated in the Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 that became effective on September 26, 2022, including those set forth under the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

As of September 30, 2022, we were a former blank check company incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). We completed our initial public offering (the “IPO”) on January 28, 2021. For additional detail regarding the IPO and related transactions, see “Note 1 - Organization and Business Operations - Prior to the Business Combination.” We are an emerging growth company and, as such, are subject to all of the risks associated with emerging growth companies. On October 28, 2022, we consummated our Business Combination with Old SeaStar Medical (as defined below) as further described in Note 1 – Organization and Business Operations.

Business Combination

On April 21, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LMF Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and SeaStar Medical, Inc., a Delaware corporation (“Old SeaStar Medical”).

On October 28, 2022 (the “Closing Date”), LMAO consummated the merger transaction contemplated by the Merger Agreement, whereby Merger Sub merged with and into Old SeaStar Medical, with Old SeaStar Medical surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the “Merger” and, collectively with the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Proposed Business Combination”).

The aggregate consideration payable to the stockholders of SeaStar Medical at the closing of the Proposed Business Combination (the “Closing”) was $85,408,328, which consisted of an aggregate equity value of Old SeaStar Medical of $85,000,000, minus deductions for indebtedness of Old SeaStar Medical and Old SeaStar Medical transaction expenses in excess of $800,000, plus the aggregate exercise price of (1) Old SeaStar Medical warrants issued and outstanding immediately prior to the Closing and (2) Old SeaStar Medical options issued and outstanding immediately prior to the Closing, less the value of the shares of Common Stock (as defined below) underlying the assumed equity (the “Closing Merger Consideration”). The Closing Merger Consideration was payable solely in shares of LMAO common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, resulting in the issuance of 7,837,628 shares of common stock, par value $0.0001 per share, of Common Stock to holders of stock of Old SeaStar Medical immediately prior to the Closing. At the Closing, shares of class B common stock, par value $0.0001 per share, of LMAO (“Class B Common Stock”) automatically converted into shares of class A common stock, par value $0.0001 per share, of LMAO (“Class A Common Stock”) on a one-to-one basis, and pursuant to the charter of LMAO after the Business Combination, Class A Common Stock and Class B Common Stock was reclassified as Common Stock.

At the Closing, each of SeaStar Medical’s issued and outstanding convertible notes automatically converted into shares of Old SeaStar Medical common stock (the “Note Conversion”). Immediately prior to the effectiveness of the Business Combination, each share of Old SeaStar Medical’s issued and outstanding preferred stock automatically converted into shares of Old SeaStar Medical common stock (the “Preferred Conversion”) and those Old SeaStar Medical warrants that would be automatically exercised or exchanged in connection with the Business Combination pursuant to the terms thereof were exercised for shares of Old SeaStar Medical common stock. At Closing, the (i) Old SeaStar Medical warrants that would not be exercised or exchanged in connection with the Business Combination were assumed by the Company and converted into warrants to purchase Common Stock, (ii) outstanding options for shares of Old SeaStar Medical common stock under Old SeaStar Medical’s equity plan were assumed by the Company and converted into options to purchase Common Stock, and (iii) outstanding restricted stock unit awards under Old SeaStar Medical’s equity plan will be assumed by the Company and converted into restricted stock units of the Company.

In connection with the Business Combination, holders of 8,878,960 shares of Common Stock, par value $0.0001 per share, exercised their right to redeem their shares after giving effect to any redemption reversals requested by stockholders to reverse their election to have their shares redeemed.

Prepaid Forward Agreements

On October 17 and October 26, 2022, LMAO and Old SeaStar Medical entered into certain prepaid forward agreements with two institutional investors, and the material terms of such agreements are described in more detail in the Forms 8-K filed on October 17, 2022 and October 27, 2022.

PIPE Financing

In connection with the Business Combination, LMAO has entered into subscription agreements, each dated August 23, 2022 (collectively, the “Subscription Agreements”) with certain third-party investors (the “PIPE Investors”) pursuant to which LMAO agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to Closing, an aggregate of 700,000 shares of Common Stock at $10.00 per share, and warrants to purchase up to 700,000 shares of Common Stock (the “PIPE Warrants”) for an aggregate purchase price of $7,000,000 (the “PIPE Investment”). The PIPE Warrants are exercisable starting on the Closing at an exercise price of $11.50 per share of Common Stock, subject to adjustment in certain circumstances, and expire five years after the Closing. At the Closing, the PIPE Investors and LMAO consummated the PIPE Investment pursuant to and in accordance with the terms of the Subscription Agreements.

Common Stock Purchase Agreement and Letter Agreement

On August 23, 2022, LMAO entered into an equity line financing arrangement through a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital LLC (“Tumim”), pursuant to which, after the Closing, subject to the conditions set forth in the Common Stock Purchase Agreement, LMAO has the right to sell to Tumim up to $100,000,000 worth of shares of Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement (the “Common Stock Investment”). The Common Stock Purchase Agreement provides for a commitment fee (the “Commitment Fee”) in the amount of $2.5 million payable to Tumim, and such Commitment Fee shall be paid in shares of the Common Stock based on the weighted average trading price of the Common Stock prior to the filing of a registration statement pursuant to the registration rights agreement (the “Commitment Shares”).

On October 28, 2022, LMAO, Old SeaStar Medical, and Tumim entered into a letter agreement (the “Tumim Letter Agreement”) to amend certain terms of the Common Stock Purchase Agreement, following the consummation of the Business Combination. Pursuant to the Tumim Letter Agreement, among other things, the parties agreed to the following amendments with respect to the Commitment Fee and Commitment Shares: (a) LMAO, or the Company from and after the Closing Date, was required to pay to Tumim $1,000,000 of the Commitment Fee in cash on the Closing Date; (b) the Company is required to pay to Tumim $500,000 of the Commitment Fee in cash no later than the earliest of (i) the 30th calendar day immediately following the Effective Date of the Initial Registration Statement (each as defined in the Purchase Agreement), (ii) the 30th calendar day immediately following the Effectiveness Deadline (as defined in the Purchase Agreement) of the Initial Registration Statement, and (iii) not later than the second trading date immediately after the date on which written notice of termination is delivered by the Company or Tumim pursuant to the terms of the Purchase Agreement; and (c) the Company shall pay to Tumim the balance of the Commitment Fee, or $1,000,000, as Commitment Shares as set forth under the terms in the Purchase Agreement.

Amendment to Credit Agreement with LM Funding America, Inc. (“LMFA”) and Amended Promissory Note

On October 28, 2022, Old SeaStar Medical and LMFA entered into the First Amendment to Credit Agreement, dated September 9, 2022 between LMFA and Old SeaStar Medical (the “First Amendment to Credit Agreement”), pursuant to which the parties amended the Credit Agreement and entered into an Amended and Restated Promissory Note (the “LMFA Note”) to (i) extend the maturity date of the loan under the Credit Agreement to October 30, 2022; (ii) permit the LMFA Note be prepaid without premium or penalty; (iii) require the Company to use 5.0% of the gross cash proceeds received by the Company from any future debt and equity financing to pay outstanding balance of LMFA Note, provided that such repayment is not required for the first $500,000 of cash proceeds; (iv) reduce the interest rate of the LMFA Note from 15% to 7% per annum; and (iv) reduce the default interest rate from 18% to 15%. The LMFA Note contains customary representations and warranties, affirmative and negative covenants and events of default. In addition, on October 28, 2022, the parties entered into a Security Agreement (the “LMFA Security Agreement”), pursuant to which the Company and Old SeaStar Medical granted LMFA a security interest in substantially all of the assets and property of the Company and Old SeaStar Medical, subject to certain exceptions, as collateral to secure the Company’s obligations under the amended Credit Agreement. In addition, the Company entered into a Guaranty, dated October 28, 2022 (the “LMFA Guaranty”), pursuant to which the Company unconditionally guarantees and promises to pay to LMFA the outstanding principal amount under the LMFA Note.

LMFAO Sponsor LLC (“Sponsor”) Promissory Note

On October 28, 2022, the Company entered into a Consolidated Amended and Restated Promissory Note with Sponsor as the lender, for an aggregate principal amount of $2,785,000 (the “Sponsor Note”) to amend and restate in its entirety (i) the Promissory Note, dated July 29, 2022, for $1,035,000 in aggregate principal amount issued by LMAO to the Sponsor and (ii) the Amended and Restated Promissory Note, dated July 28, 2022, for $1,750,000 in aggregate principal amount, issued by LMAO to the Sponsor (collectively, the “Original Notes”). The Sponsor Note amended and consolidated the Original Notes to: (i) extend maturity dates of the Original Notes to October 30, 2023; (ii) permit outstanding amounts due under the Sponsor Notes to be prepaid without premium or penalty; and (iii) require the Company to use 5.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of Sponsor Note, provided that such repayment is not required for the first $500,000 of cash proceeds. The Sponsor Note carries an interest rate of 7% per annum and contains customary representations and warranties and affirmative and negative covenants. The Sponsor Note is also subject to customary events of default, the occurrence of which may result in the Sponsor Promissory Note then outstanding becoming immediately due and payable, with interest being increased to 15.0% per annum. In addition, on October 28, 2022, the parties entered into a Security Agreement (the “Sponsor Security Agreement”), pursuant to which the Company and Old SeaStar Medical granted Sponsor a security interest in substantially all of the assets and property of the Company and Old SeaStar Medical, subject to certain exceptions, as collateral to secure the Company’s obligations under the Sponsor Note. In addition, Old SeaStar Medical entered into a Guaranty, dated October 28, 2022 (the “Sponsor Guaranty”), pursuant to which Old SeaStar Medical unconditionally guarantees and promises to pay to Sponsor the outstanding principal amount under the LMFA Note.

Maxim Group LLC (“Maxim”) Promissory Note

Pursuant to an engagement letter between Old SeaStar Medical and Maxim dated October 28, 2022, Old SeaStar Medical or the Company following the consummation of the Business Combination, was required to pay Maxim, as its financial advisor and/or placement agent, an amount equal to $4,182,353 in cash as professional fees. Upon the closing of the Business Combination, the parties agreed that $4,182,353 of such amount would be paid in the form of a promissory note. Accordingly, on October 28, 2022, the Company entered into a Promissory Note with Maxim as the lender, for an aggregate principal amount of $4,182,353 (the “Maxim Note”). The Maxim Note has a maturity date of October 30, 2023 and outstanding amount may be prepaid without premium or penalty. If the Company receives any cash proceeds from a debt or equity financing transaction prior to the maturity date, then the Company is required to prepay the indebtedness equal to 25.0% of the gross amount of the cash proceeds, provided that such repayment obligation shall not apply to the first $500,000 of the cash proceeds received by the Company. Interest on the Maxim Note is due at 7.0% per annum. The Maxim Note contains customary representations and warranties, and affirmative and negative covenants. The Maxim Note is also subject to customary events of default, the occurrence of which may result in the Maxim Promissory Note then outstanding becoming immediately due and payable, with interest being increased to 15.0% per annum.

Intercreditor Agreement

On October 28, 2022, Maxim, LMFA, Sponsor (collectively, the “Creditors”), SeaStar Medical and the Company entered into an Intercreditor Agreement (the “Intercreditor Agreement”) in order to set forth their relative rights under the LMFA Note, Sponsor Note and Maxim Note, including the payments of amounts by the Company upon an event of default under such notes. Pursuant to the Intercreditor Agreement, each Creditor agrees and acknowledges that LMFA and Sponsor have been granted liens on the collateral as set forth in the applicable LMFA Security Agreement and Sponsor Security Agreement. Each Creditor also agrees and acknowledges that Maxim’s indebtedness under the Maxim Promissory Note is unsecured.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder

Results of Operations

Results of Operations for the Three Months Ended September 30, 2022

The Company’s only activities since inception in October 28, 2020 through September 30, 2022 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the three months ended September 30, 2022.

Expenses

During the three months ended September 30, 2022 and 2021, expenses were approximately $1,662 thousand and $411 thousand, respectively. The three months ended September 30, 2022 and 2021 included $1,392 thousand and nill merger expenses and $270 thousand and $411 thousand of formation and administrative expenses, respectively.

Gain (Loss) on Revaluation of Warrants

The Company recognized a gain of $681 thousand and $645 thousand upon the revaluation of the warrants as of September 30, 2022 and 2021, respectively.

Income Tax Expense

For the three months ended September 30, 2022 and 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception. As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the three months ended September 30, 2022 or 2021.

Net Income (Loss)

During the three months ended September 30, 2022 and 2021, net income (loss) was ($620) thousand and $236 thousand, respectively. The net loss for the three months ended September 30, 2022, was primarily driven by an increase in merger expenses of $1,392 offset by a reduction in formation and administrative expense of as $141 thousand as compared to the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022

The Company’s only activities since inception in October 28, 2020 through September 30, 2022 were organizational activities and those necessary to consummate the IPO. The Company does not expect to generate any operating revenues until after the completion of the initial Business Combination.

Revenues

The Company had no revenues during the nine months ended September 30, 2022.

Expenses

During the nine months ended September 30, 2022 and 2021, expenses were approximately $3,284 thousand and $747 thousand, respectively. The nine months ended September 30, 2022 and 2021 included $2,454 thousand and nill merger expenses and $831 thousand and $747 thousand of formation and administrative expenses, respectively.

Gain on Revaluation of Warrants

The Company recognized a $5.8 million gain and $702 thousand gain upon the revaluation of the warrants as of September 30, 2022 and 2021, respectively.

Income Tax Expense

During the nine months ended September 30, 2022 and 2021, the Company did not incur any income tax expense due to the Company being in a loss situation since inception. As such, any benefits from the Company’s operating loss is deferred as it recognizes a taxation valuation allowance for the full amount. The Company did not recognize any income tax expense for the nine months ended September 30, 2022 or 2021.

Net Income (Loss)

During the nine months ended September 30, 2022 and 2021, net income (loss) was $2,949 thousand and ($40) thousand, respectively. Such net income resulted from a revaluation of the Company’s warrants.

Liquidity and Capital Resources

General

As of September 30, 2022 and 2021, we had cash of $117 thousand and $166 thousand, respectively. Our liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 from our sale of our founder shares to our Sponsor, a loan from our Sponsor for $151,413, which we repaid in full on January 28, 2021, a working capital loan from our Sponsor of approximately $1,750,000, an extension loan from our Sponsor of $1,035,000, the net proceeds from the consummation of the IPO of $103,500,000, and net proceeds of a sale of private placement warrants to our Sponsor of $5,738,000.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash from Operations

Net cash used in operations was $1,668 thousand and $373 thousand during the nine months ended September 30, 2022 and 2021, respectively, due to cash used for merger expenses, operating and formation costs.

Cash from Investing Activities

For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $1.0 million and $105.6 million, respectively as the Company invested $105.6 million into its Trust account during the period ended September 30, 2021 and invested an additional $1.0 million during the nine months ended September 30, 2022.

Cash from Financing Activities

Net cash provided by financing activities was $2.8 million and $106.1 million for the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 the Company received $2.8 million, net of repayments, under a related party loan. During the nine months ended September 30, 2021, $106.8 million was generated by the Company’s IPO and the Company paid $754 thousand for director and officer insurance premiums.

Shareholders’ Equity

During the nine months ended September 30, 2021, the Company issued 10.3 million units, 0.1 million Class A shares to our underwriter, 0.4 million in Class B shares and 5.7 million Private Placement Warrants. There were no issuance of either shares or warrants during the nine months ended September 30, 2022.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities as of September 30, 2022,

The underwriter of our IPO is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($2,070,000) was paid at the closing of our IPO, and 3.5% ($3,622,500) was deferred. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the deferred underwriting discount.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 6, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to make disclosures under this item.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based solely on the following material weaknesses which existed as of September 30, 2022. Since inception in 2020 to the present, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff. In addition, we did not have sufficient controls in place surrounding the accounting of complex financial instruments. This lack of control led to improper accounting classification of warrants we issued in January 2021 which, due to its impact on our financial statements. This lack of control led to improper accounting classification of warrants we issued in January 2021 which we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

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

Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2022, and that there was a material weakness as identified in this Quarterly Report, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to material litigation proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A.	Risk Factors

As a result of the closing of the Business Combination on October 28, 2022, the risk factors previously disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section entitled “Risk Factors” in our final prospectus and definitive proxy statement filed with the SEC on September 28, 2022. Except as set forth below, there has not been any material changes to such risk factors set forth in the final prospectus and definitive proxy statement:

We may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations, continue to expand our operations and recruit experienced personnel. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for us. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, cash flows and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with Business Combination, LMAO entered into subscription agreements, each dated August 23, 2022 (collectively, the “Subscription Agreements”) with certain third-party investors (the “PIPE Investors”) pursuant to which LMAO agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 700,000 shares of Common Stock at $10.00 per share, and warrants to purchase up to 700,000 shares of Common Stock (the “PIPE Warrants”) for an aggregate purchase price of $7,000,000 (the “PIPE Investment”). The PIPE Warrants are exercisable starting on the Closing at an exercise price of $11.50 per share of Common Stock, subject to adjustment in certain circumstances, and expire five years after the Closing. At the Closing, the PIPE Investors and LMAO consummated the PIPE Investment pursuant to and in accordance with the terms of the Subscription Agreements. The sale of shares of Common Stock and PIPE Warrants were made in reliance of an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

(c) Repurchase of Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan or Merger, dated as of April 21, 2022, by and among LMF Acquisition Opportunities, Inc., LMF Merger Sub, Inc., and SeaStar Medical, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).

3.1	Third Amended and Restated Certificate of Incorporation of Seastar Medical Holding Corporation, filed with the Secretary of State of Delaware on October 28, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022)

3.2	Amended and Restated Bylaws of Seastar Medical Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022)

10.1	Amended and Restated Promissory Note, dated July 28, 2022 but effective as of September 30, 2022, between LMFAO Sponsor LLC and LMF Acquisition Opportunities Inc (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 1, 2022).

10.2	Amended and Restated Registration Rights Agreement, dated as of April 21, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc., and certain stockholders of SeaStar Medical, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022)

10.3	Sponsor Support Agreement, dated as of April 21, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc., and LMFAO Sponsor LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).

10.4	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.29 to the Company’s amendment to registration statement on Form S-4 filed with the SEC on August 24, 2022)

10.5	Common Stock Purchase Agreement by and among Tumim Stone Capital LLC, LMF Acquisition Opportunities, Inc., and SeaStar Medical, Inc., dated August 23, 2022 (incorporated by reference to Exhibit 10.30 to the Company’s amendment to registration statement on Form S-4 filed with the SEC on August 24, 2022)

10.6	Registration Rights Agreement by and among Tumim Stone Capital LLC, LMF Acquisition Opportunities, Inc. and SeaStar Medical, Inc., dated August 23, 2022 (incorporated by reference to Exhibit 10.31 to the Company’s amendment to registration statement on Form S-4 filed with the SEC on August 24, 2022).

10.7	Letter Agreement, dated October 28, 2022, by and among LMAO, SeaStar Medical, Inc., and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed November 4, 2022).

10.8	First Amendment to Credit Agreement, dated October 28, 2022, by and between SeaStar Medical, Inc. and LM Funding America, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed November 4, 2022).

10.9	Amended and Restated Promissory Note, dated October 28, 2022, issued by SeaStar Medical, Inc. to LM Funding America, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed November 4, 2022).

10.10	Consolidated Amended and Restated Promissory Note, dated October 28, 2022, issued by SeaStar Medical Holding Corporation to LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed November 4, 2022).

10.11	Promissory Note, dated October 28, 2022, issued by SeaStar Medical Holding Corporation to Maxim Group LLC (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed November 4, 2022).

10.12	Intercreditor Agreement, dated October 28, 2022, by and among Maxim Group LLC, LM Funding America, Inc., LMFAO Sponsor, LLC, SeaStar Medical, Inc. and SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed November 4, 2022).

10.13	Confirmation for Prepaid Forward Transaction, dated October 17, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc. and Vellar Opportunity Fund SPV LLC - Series 4 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2022).

10.14	Confirmation for Prepaid Forward Transaction, dated October 26, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc. and HB Strategies LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2022).

31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SeaStar Medical Holding Corporation;.

Date: November 14, 2022	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Caryl Baron
Caryl Baron
Chief Financial Officer
(Principal Accounting Officer)

29