Form 10-K/A
period 2022-12-31
SeaStar Medical Holding Corp
filed 2023-04-28
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor firm ID: Auditor Name: Auditor Location:

32 Armanino LLP Bellevue, Washington

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Capital Market on June 30, 2022 was approximately $106,208,000.

The number of shares of Registrant’s Common Stock outstanding as of April 26, 2023, was 13,296,516.

EXPLANATORY NOTE

SeaStar Medical Holding Corporation (“SeaStar,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2022 (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Original Form 10-K”). We are filing this Form 10-K/A to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G. (3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•
On the cover page, (i) to delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement for its 2023 annual meeting of stockholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided;
•
To present the information required by Part III of Form 10-K, which information we originally indicated in the Original Form 10-K would be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting; and
•
To file new certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.3 and 31.4 to this Form 10-K/A under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. This Form 10-K/A does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following table sets forth, as of April 26, 2023, ages and titles of our executive officers and directors.

Name	Age	Position
Eric Schlorff	50	Chief Executive Officer and Class III Director
Caryl Baron	55	Interim Chief Financial Officer
Kevin Chung, MD	50	Chief Medical Officer
Kenneth Van Heel	59	Class III Director
Rick Barnett	63	Class I Director and Chairman of the Board
Andres Lobo	57	Class I Director
Allan Collins, MD	75	Class II Director
Bruce Rodgers	59	Class II Director
Richard Russell	62	Class II Director

Directors

Eric Schlorff has served as a Director and the Chief Executive Officer of SeaStar Medical since July 2019 and as Chief Operating Officer from March 2019 to July 2019. Mr. Schlorff also previously served as a Director of SeaStar Medical from June 2016 to May 2019. From 1999 to 2019, Mr. Schlorff served in multiple roles at the Dow Chemical Company in Midland, Michigan and Indianapolis, Indiana. From June 2016 to February 2019, Mr. Schlorff served as Global Director of Alternative Investments for the Dow Chemical Pension Plan, and Global Finance Leader for Crop Protection & Seeds at Dow AgroSciences from June 2013 to June 2016. Additional leadership positions held by Mr. Schlorff include the Global Market Intelligence Leader at Dow AgroSciences, Global Financial Manager of Royalties at Dow AgroSciences, Senior Investment Manager of Alternative Investments at Dow Chemical Company, New Business Development of Pharmaceuticals at Dow Chemical Company, Global Financial Analyst within the New Businesses division at The Dow Chemical Company, and Global Financial Analyst within Dow AgroSciences at The Dow Chemical Company.

Kenneth Van Heel has served as a Director of SeaStar Medical since 2021 and previously served as a Director from 2011 to 2015. Mr. Van Heel has also served as Chief Executive Officer at Motorcity Systems, a software provider in the trucking and transportation industry, since November 2021. Since June 2012, Mr. Van Heel has also served as a Director and Advisor at Gantec, Inc., a biotechnology company for agricultural products. From June 2019 to June 2021, Mr. Van Heel served as an Advisor at Motorcity Systems. Prior to joining Motorcity Systems, Mr. Van Heel served in various roles at The Dow Chemical Company. At The Dow Chemical Company, from 2016 to 2021, Mr. Van Heel served as the Global Director of Strategic Planning; from 2012 to 2016, Mr. Van Heel served as the Director of Alternative Investments and CIO Canadian Pension Plan; from 2006 to 2016, Mr. Van Heel served as Director of Alternative Investments; from 2003 to 2006, Mr. Van Heel served as the Senior Manager of Private Equity; from 2000 to 2003, Mr. Van Heel served as the Manager of Dow Corporate Venture Capital; and from 1986 to 2000, Mr. Van Heel held various positions within the Ventures and Business Development division.

Rick Barnett has received the Corporate Director certification from NACD in 2021 and has served as a Director of the SeaStar Medical since January 2021. Mr. Barnett served as President, Chief Executive Officer and Board Member of Satellite Healthcare, Inc. from 2014 to February 2021. Satellite Healthcare is Mr. Barnett has served as the Chairman of the Strategic Planning Committee, as well as a member of the Finance, Quality, Risk/Compliance, and Governance/Compensation committees for Satellite Healthcare, Inc. Mr. Barnett currently serves on the CutisCare, Inc. Board of Directors since 2021 and is a member of the Strategy and Audit Committee. CutisCare Inc. focuses on innovative approaches to wound care. Mr. Barnett has served a term as Chair of the Board of Directors of the National Kidney Foundation—Northern California, Pacific Northwest & NV Region, and a Board Member since 2018, where he served as a member of the Nominating, Strategic Partnerships, and Membership committees. He also served as Chair of the Board of Directors for the West Coast Sourcing Solutions, a product procurement company, from 2011 to 2014. From 2009 to 2014, Mr. Barnett served as a Senior Vice President of VHA, Inc., a purchasing cooperative for community-owned, nonprofit healthcare institutions. From 2006 to 2008, Mr. Barnett served as General Partner & Board Member of North State Surgery Centers, LLC, an ambulatory surgical clinic center. From 2005 to 2009, Mr. Barnett served as Chair of the Board of Directors of the Hospital Council of Northern California—Northern Sierra Section, a non-profit hospital and health systems trade association.

Andres Lobo has served as a Director of SeaStar Medical since May 2019. Since 1994, Mr. Lobo has served in various roles at the Dow Chemical Company. At The Dow Chemical Company, since 2019, Mr. Lobo has served as the Risk Seeking Assets Director; from 2016 to 2019, Mr. Lobo served as the Corporate Real Estate Director; and from 2006 to 2016, Mr. Lobo served as a Customer Financial Services Portfolio Manager. At Dow Brasil S.A, a subsidiary of The Dow Chemical Company, from 2003 to 2006, Mr. Lobo served as a Senior Finance Manager; from 1999 to 2003, Mr. Lobo served as a Customer Financial Services Manager for Brazil and Latin America; from 1997 to 1999, Mr. Lobo served as a Customer Financial Services Manager for Argentina and Southern Cone; and from 1994 to 1997, Mr. Lobo served as a Credit & Collection Manager. From 1993 to 1994, Mr. Lobo served as a Corporate Account Manager at Leasing Andino S.A., a commercial leasing company, in Santiago, Chile.

Allan Collins, MD has served as a Director of SeaStar Medical since January 2021. Dr. Collins has served as the Chief Medical Officer at NxStage Medical, a medical device company for the treatment of kidneys since 2017. Since 1999, Dr. Collins has also served as the Executive Director of the Kidney Care Initiative at the Chronic Disease Research Group, a non-profit organization that focuses on answering questions on patient experiences with chronic diseases and a division of the Hennepin Healthcare Research Institute, in Minneapolis, Minnesota. From 1999 to 2014, Dr. Collins served as a Director within the United States Renal Data System, a national data system that analyzes information about chronic kidney disease. From 1990 to 2017, Dr. Collins worked for the Hennepin Faculty Associates, an independent medical group at the Hennepin County Medical Center in Minneapolis, Minnesota. From 1980 to 1990, Dr. Collins served as faculty at the Minneapolis Medical Research Foundation, a medical research non-profit organization, and the University of Minnesota School of Medicine.

Bruce Rodgers served as LMAO’s Chief Executive Officer and President and was Chairman of its Board of Directors. Since completion of its initial public offering in October 2015, Mr. Rodgers has served as Chairman, Chief Executive Officer, and President of LMFA, an affiliate of the Sponsor and publicly traded company on the Nasdaq Capital Market. LMFA is a specialty finance company that provides funding to nonprofit community associations primarily located in the state of Florida and mines for Bitcoin. Mr. Rodgers was instrumental in developing LMFA’s business model prior to its inception and was one of its primary investors. As LMFA’s Chief Executive Officer, Mr. Rodgers has guided LMFA through its initial public offering, subsequent public offerings, and acquisitions of complementary businesses. Mr. Rodgers is a former business transactions attorney counseling numerous businesses with respect to mergers, acquisitions and capital raising transactions. In this capacity, Mr. Rodgers was an associate of Macfarlane, Ferguson, & McMullen, P.A. from 1991 to 1995 and a partner from 1995-1998 and was an equity partner of Foley & Lardner LLP from 1998 to 2003. Originally from Bowling Green, Kentucky, Mr. Rodgers holds an Engineering degree from Vanderbilt University (1985) and a Juris Doctor, with honors, from the University of Florida (1991). Mr. Rodgers also served as an officer in the United States Navy from 1985-1989 rising to the rank of Lieutenant, Surface Warfare Officer. Mr. Rodgers is a member of the Florida Bar and holds an AV-Preeminent rating from Martindale Hubbell.

Richard Russell served as LMAO’s Chief Financial Officer, Treasurer, Secretary and Director. Mr. Russell has also served as Chief Financial Officer of LMFA, an affiliate of the Sponsor and publicly traded company on the Nasdaq Capital Market since 2017. Since 2016, he has provided financial and accounting consulting services with a focus on technical and external reporting, internal auditing, mergers & acquisitions, risk management, and CFO and controller services. Mr. Russell also served as Chief Financial Officer for Mission Health Communities, offering management services for nursing and post-acute care facilities, from 2013 to 2016 and, before that, Mr. Russell served in a variety of roles for Cott Corporation, an American-Canadian beverage and food service company, from 2007 to 2013, including Senior Director Finance, Senior Director of Internal Auditing, and Assistant Corporate Controller. Mr. Russell’s extensive professional experience with public companies includes his position as Director of Financial Reporting for Quality Distribution, a transportation and logistics company, from 2004 to 2007, and as Director of Financial Reporting for Danka Business Systems PLC, a supplier of photocopiers and office imaging equipment, from 2001 to 2004. Mr. Russell also served as Chief Financial Officer of Generation Income Properties, Inc., which is a real estate investment company that is publicly traded on the Nasdaq, a position he held from December 2019 to February 2022. Mr. Russell earned his Bachelor of Science in Accounting and a Master’s in Tax

Accounting from the University of Alabama, a Bachelor of Arts in International Studies from the University of South Florida, and a Master’s in Business Administration from the University of Tampa. On March 1, 2020, Mr. Russell was appointed to the board of directors for TDNT, a publicly held consumer products company that has been trading on the OTCQB Venture Market since April 2015. Mr. Russell was also Chairman of the Hillsborough County Internal Audit Committee from January 2020 to April 2021 and has been a board member since August 2016.

Executive Officers

Eric Schlorff See “ – Directors” for the biography of Eric Schlorff who serves as the Chief Executive Officer and a Class III Director.

Caryl Baron has served as the Finance Controller of SeaStar Medical since 2020 and as our Interim Chief Financial Officer since October 28, 2022. Since 2013, Ms. Baron has also served as the Founder of Baroness Financial Consulting, an accounting consulting firm, in New York, New York. From 2011 to 2013, Ms. Baron served as the Controller of Rubenstein Public Relations, Inc., a full-service communications agency, in New York, New York. From 2008 to 2010, Ms. Baron served as the Vice President and Finance Director of Omnicon Health Group, a healthcare marketing and communications group, in New York, New York. From 2006 to 2008, Ms. Baron served as the Finance Manager of IMG, a global sports, events and talent management company, in New York, New York. From 2004 to 2006, Ms. Baron served as the Controller of Cornelia Day Resort, a luxury spa, in New York, New York. From 1996 to 2004, Ms. Baron served as the Financial Operations Manager of Tiffany & Co., a luxury jewelry and specialty retailer, in New York, New York. From 1992 to 1996, Ms. Baron served as the Assistant Controller for WPP, a multinational communications, advertising, public relations, and technology company, in New York, New York.

Kevin Chung, MD has served as the Chief Medical Officer of SeaStar Medical since July 1, 2022. Dr. Chung served as a professor in the Department of Medicine at the Uniformed Services University of the Health Sciences from 2016 to 2022, and as Chair of the Department of Medicine since 2018. From 2014 to 2020, Dr. Chung served as Critical Care Consultant to the U.S. Surgeon General. From 2016 to 2018, Dr. Chung served as Department of Medicine Chief at the Brooke Army Medical Center. From 2015 to 2016, Dr. Chung served as Director of Research at the US Army Institute of Surgical Research, and as Task Area Manager, Clinical Trial from 2012 to 2015. From 2006 to 2013, Dr. Chung served as Medical Director, Burn Intensive Care Unit at the US Army Burn Center. Dr. Chung is a retired army colonel and holds medical licenses in Texas and Maryland.

Family Relationships

There are no family relationships among any of the individuals who serve as our directors or executive officers.

Classified Board of Directors

In accordance with the Charter, our Board is divided into three classes with only one class of directors being elected at each annual meeting of the stockholders and each director serving a three-year term. Each of our Class I Directors has a term that expires at the next annual meeting of stockholders following the effectiveness of the Charter, each of our Class II Directors has a term that expires at the second annual meeting of stockholders following the effectiveness of the Charter and each of our Class III Directors has a term that expires at the third annual meeting of stockholders following the effectiveness of the Charter, or, in each case, when their respective successors are elected and qualified, or upon their earlier death, resignation, retirement or removal. As discussed above, Andre Lobo and Rick Barnett serve as Class I Directors, Bruce Rodgers, Richard Russell and Alan Collins serve as Class II Directors and Eric Schlorff and Kenneth Van Heel serve as Class III Directors.

Director Independence

In connection with the consummation of the Business Combination, the Board determined that each of the directors, other than Mr. Schlorff, qualify as an independent director, as defined under the listing rules of Nasdaq, and our Board will consist of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, as discussed below.

Committees of the Board of Directors

The Company’s Board will direct the management of its business and affairs, as provided by Delaware law, and will conduct its business through meetings of the Board and its standing committees. The Company will have a standing audit committee, compensation committee, and nominating and corporate governance committee, each of which will operate under a written charter.

In addition, from time to time, special committees may be established under the direction of the Company’s Board when it deems it necessary or advisable to address specific issues. Current copies of the Company’s committee charters will be available on the Company’s website as required by applicable SEC and Nasdaq rules. The information on or available through such website is not deemed incorporated in this Annual Report and does not form part of this Annual Report.

Audit Committee

Our audit committee will be responsible for, among other things:

•
retaining, overseeing and evaluating the independence and performance of our independent auditor;
•
reviewing and discussing with our independent auditor their annual audit, including the timing and scope of audit activities;
•
pre-approving audit services;
•
overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;
•
reviewing the adequacy and effectiveness of our accounting and internal controls over financial reporting, disclosure controls and policies and procedures;
•
reviewing and discussing guidelines and policies governing the process by which our senior management assesses and manages our exposure to risk;
•
reviewing, and if appropriate, approving or ratifying any related party transactions and other significant conflicts of interest;
•
establishing procedures for the receipt, retention and treatment of complaints received by us and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;
•
reviewing our program to monitor compliance with our code of ethics; and
•
overseeing significant deficiencies and material weaknesses in the design or operation of our internal controls over financial reporting.

Our audit committee consists of Kenneth Van Heel, Rick Barnett and Allan Collins, with Mr. Van Heel serving as chair. Rule 10A-3 of the Exchange Act and Nasdaq rules require that our audit committee must be composed entirely of independent members. Each of Kenneth Van Heel, Allan Collins and Rick Barnett meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of the Nasdaq listing standards. In addition, the Board determined that Kenneth Van Heel qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Board adopted a written charter for the audit committee, which is available on our corporate website. The information on our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Compensation Committee

Our compensation committee will be responsible for, among other things:

•
evaluating, determining, and recommending to our Board, the compensation of our executive officers;
•
administering and recommending to our Board the compensation of our directors;
•
reviewing and approving our executive compensation plan and recommending that our Board amend these plans if deemed appropriate;
•
administering our general compensation plan and other employee benefit plans, including incentive compensation and equity-based plans and recommending that our Board amend these plans if deemed appropriate;
•
reviewing and approving any severance or termination arrangements to be made with any of our executive officers; and
•
reviewing and approving at least annually the corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers.

Our Compensation Committee consists of Rick Barnett, Allan Collins and Richard Russell, with Mr. Barnett serving as the chair of the Compensation Committee. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board adopted a written charter for the compensation committee, which is available on our corporate website. The information on our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, and in the past year have not served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee will be responsible for, among other things:

•
identifying, screening and recommending to our Board director candidates for election (or re-election);
•
overseeing the policies and procedures with respect to the consideration of director candidates recommended by stockholders;
•
reviewing and recommending to our Board for approval, as appropriate, disclosures concerning our policies and procedures for identifying and screening Board nominee candidates, the criteria used to evaluate Board membership and director independence as well as any policies regarding Board diversity;
•
reviewing independence qualifications of directors under the applicable Nasdaq rules;
•
developing and coordinating with management on appropriate director orientation programs; and
•
our stockholder engagement plan, if any, and overseeing relations with stockholders.

Our Nominating and Corporate Governance Committee consists of Andres Lobo, Bruce Rodgers and Kenneth Van Heel, with Mr. Rodgers serving as the chair of the committee. The Board adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Board Leadership Structure

The Board has not implemented a policy requiring the positions of the Chairman of the Board and Chief Executive Officer to be separate or held by the same individual. Any further determination to create such a policy is expected to be based on circumstances existing from time to time, based on criteria that are in the Company’s best interests and the best interests of its stockholders, including the composition, skills and experience of the Board and its members, specific challenges faced by the Company or the industry in which we operate, and governance efficiency. Historically Mr. Schlorff served as both the Chairman and Chief Executive Officer because Mr. Schlorff’s strategic vision for the business, his in-depth knowledge of the Company’s operations, and his experience serving as the Chief Executive Officer of SeaStar Medical make him well qualified to serve as both Chairman of the Board and Chief Executive Officer of the Company. However, effective as of the Closing, the Board determined that it is in the best interest of the Company and its stockholders to separate the roles of Chairman and Chief Executive Officer and elected Mr. Barnett as the Chairman of the Board. The Board believes that having an independent director serving as the Chairman provides better and effective oversight and management of the Company as a publicly traded company, which also improves management efficiency as the Chief Executive Officer can focus on day-to-day operations of the Company. If the Board convenes for a meeting, the non-management directors will meet in one or more executive sessions, if the circumstances warrant it. The Board may also consider appointing a lead independent director, if the circumstances warrant it. In addition, the Board has granted Dr. David Humes, previously a director of SeaStar Medical, certain rights to attend regularly scheduled meetings of the Board as an observer without any voting or other substantive rights provided to directors.

Risk Oversight

The Board will administer the risk oversight function directly through the Board as a whole, as well as through its committees, where applicable, monitoring and assessing strategic risk exposure, enterprise risk, and governance risks. The audit committee will be responsible for considering and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The compensation committee will be responsible for reviewing and assessing the risks associated with the compensation arrangements of executive management, including the lack of alignment between the incentives of management and the interests of stockholders. The allocation of risk oversight responsibility may change, from time to time, based on the evolving needs of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of such reports filed on EDGAR and the written representations of reporting persons, we believe that for the year ended December 31, 2022, all required reports were filed on a timely basis under Section 16(a).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, executive officers and employees. The Code of Business Conduct and Ethics is available on our website at http://https://investors.seastarmedical.com/governance/governance-documents. The Company will disclose any amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website.

Item 11. Executive Compensation.

Overview

This section discusses the material components of the executive compensation program for SeaStar Medical’s executive officers who are named below. As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and our two other most highly compensated executive officers.

In 2022, SeaStar Medical’s chief executive officer and its two other executive officers, referred to collectively as SeaStar Medical’s “named executive officers,” were as follows:

•
Eric Schlorff, Chief Executive Officer
•
Caryl Baron, Interim Chief Financial Officer
•
Kevin Chung, MD, Chief Medical Officer

2022 Compensation of Named Executive Officers

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, SeaStar Medical seeks to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. Please see the “Salary” column in the “Summary Compensation Table for Fiscal Years 2021 and 2022” below for the base salary amounts received by the named executive officers in fiscal 2021 and 2022.

Long-Term Equity Incentive Awards

To further focus SeaStar Medical’s named executive officers on its long-term performance, SeaStar Medical historically has granted equity compensation in the form of stock options for SeaStar Medical capital stock that are subject to time-based and performance vesting requirements and restricted stock units that are subject to time-based vesting requirements. Restricted stock units were granted to Mr. Schlorff and Ms. Baron in 2022. For more information, see “Summary Compensation Table for Fiscal Years 2021 and 2022,” “Outstanding Equity Awards at December 31, 2022,” and “Employee Benefit and Equity Compensation Plans” below.

Incentive Compensation

SeaStar Medical periodically uses bonuses to incentivize and retain its employees, including its named executive officers. Please see the “Bonus” column in the “Summary Compensation Table for Fiscal Years 2021 and 2022” below for the bonus amounts received by the named executive officers in fiscal 2022.

SeaStar Medical periodically enters into agreements to grant short- and long-term cash incentive awards to its employees including its named executive officers to encourage achievement of certain performance goals. This includes incentive awards based on the achievement of certain business development, financing milestone, and exit event goals. In addition, SeaStar Medical periodically awards its named executive officers annual bonuses from a discretionary bonus pool. However, no such incentive awards were earned by SeaStar Medical’s named executive officers during fiscal 2022.

Summary Compensation Table for Fiscal Years 2021 and 2022

The following table sets forth information for the years ended December 31, 2021 and 2022, regarding compensation awarded to or earned by SeaStar Medical’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($) (2)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4)	Total ($)
Eric Schlorff Chief Executive Officer	2021	$300,000	$22,500	$—	$—	$—	$322,500
	2022	$420,000	$—	$1,655,260	$—	$270,000	$2,345,260
Caryl Baron Interim Chief Financial Officer	2021	$150,000	$56,000	$—	$6,531	$—	$212,531
	2022	$210,000	$—	$351,110	$—	$15,000	$576,110
Kevin Chung, MD (5) Chief Medical Officer	2021	$—	$—	$—	$—	$—	$—
	2022	$350,000	$25,000	$—	$—	$—	$375,000

1.
Amounts reflect annual bonuses for 2021, which were paid in September 2021, as well as a one-time $50,000 cash retention bonus to Ms. Baron and a one-time $25,000 signing bonus to Dr. Chung.
2.
Amounts reflect the grant date fair value of restricted stock units granted to SeaStar Medical’s named executive officers calculated in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 2 to SeaStar Medical’s audited financial statements appearing in the Original Form 10-K. Mr. Schlorff and Ms. Baron received awards of 198,526 and 42,111 restricted stock units, respectively, during fiscal year 2022, after applying the exchange ratio of 1.20318 in connection with the Business Combination. The restricted stock units vest with respect to (i) fifty percent (50%) of the units upon completion of one (1) year of service measured from April 21, 2022, and (ii) the balance of the units vest in a series of twenty-four (24) successive equal monthly installments upon completion of each additional month of service over the twenty-four (24) month period measured from April 21, 2022, subject to the terms of the award agreement.
3.
Amounts reflect the grant date fair value of options granted to SeaStar Medical’s named executive officers calculated in accordance with FASB ASC Topic 718. SeaStar Medical’s named executive officers will only have a benefit to the extent the fair market value of its Common Stock is greater than the exercise price of such stock options. For information regarding assumptions underlying the valuation of equity awards, see Notes 2 and 12 to SeaStar Medical’s audited financial statements appearing in the Original Form 10-K. Ms. Baron received a stock option to purchase 16,361 shares of Common Stock under the 2019 Stock Incentive Plan during fiscal year 2021. The option is exercisable immediately subject to a repurchase right in favor of the Company which lapses as the option vests. The option vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from January 1, 2021, and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from January 1, 2022, and expires January 1, 2031, subject to the terms of the award agreement.
4.
Amounts reflect the exit event bonus that was earned in connection with the Business Combination under the terms of the transaction bonus agreements. See “Cash Incentive Compensation”.
5.
Dr. Chung commenced his employment with SeaStar Medical on July 1, 2022.

Narrative to Summary Compensation Table

Employment Agreements

The terms of the employment arrangements with each named executive officer are as follows:

Eric Schlorff

Mr. Schlorff’s employment agreement, which was amended and restated immediately prior to the closing of the Business Combination, governs the terms and conditions of his employment as the Chief Executive Officer of the Company. Mr. Schlorff’s employment agreement entitles him to an annual base salary of $420,000 and the opportunity to participate in the executive bonus plan approved by the Compensation Committee. In addition, Mr.

Schlorff will be eligible to receive an annual discretionary bonus of up to a maximum amount of 53% of his base salary, with the actual amount (if any) to be determined in the sole discretion of the Board based on a combination of factors, including the performance of the Company and Mr. Schlorff individually. Mr. Schlorff also will be eligible to participate in the benefit plans that are generally available to all Company employees.

Under the amended employment agreement, if Mr. Schlorff is terminated by the Company without cause, he is entitled to receive continued base salary and health benefits continuation for up to twelve (12) months, offset by any compensation and benefits received from any subsequent employer during such period, subject to Mr. Schlorff executing a general release. For purposes of Mr. Schlorff’s employment agreement, “cause” means (i) executive’s commission of any act of fraud, embezzlement, dishonesty, or sexual harassment, (ii) executive’s refusal or failure to comply in any material respect with our written policies and procedures, (iii) executive’s unauthorized use or disclosure of our confidential information or trade secrets, or (iv) executive’s gross negligence or misconduct adversely affecting our business or affairs in a material manner.

Under his amended employment agreement, Mr. Schlorff will be granted an option following the Closing Date to purchase a number of shares of the Common Stock that, together with his existing equity (including restricted stock units covering shares of Common Stock and options to purchase shares of Common Stock) in the Company, would equal 1.5% of the outstanding capital stock of the Company, determined on a fully-diluted basis, on the Closing Date, at an exercise price equal to the fair market value of the Company’s stock on the date of grant. Such options will vest with respect to twenty-five percent (25%) of the option shares after twelve (12) months of service from the Closing Date and for the remaining option shares, on a pro rata basis over the following thirty-six (36) months of service. The employment agreement provides that upon a “Change in Control” (as defined in the agreement), all outstanding stock options will vest. All vested and outstanding stock options will remain exercisable for up to twelve months following a termination of Mr. Schlorff’s employment, other than for cause.

Caryl Baron

Ms. Baron’s employment agreement, which was amended and restated immediately prior to the closing of the Business Combination, governs the terms and conditions of her employment as the Interim Chief Financial Officer of the Company. Ms. Baron’s amended employment agreement entitles her to an annual base salary of $210,000 and the opportunity to participate in the executive bonus plan approved by the Compensation Committee. In addition, Ms. Baron will be eligible to receive an annual discretionary bonus of up to a maximum amount of 25% of her base salary, with the actual amount (if any) to be determined in the sole discretion of the Board based on a combination of factors, including the performance of the Company and Ms. Baron individually. Ms. Baron also will be eligible to participate in the benefit plans that are generally available to all Company employees.

Under the amended employment agreement, if Ms. Baron is terminated by the Company without cause, she is entitled to receive continued base salary and health benefits continuation for up to nine (9) months, offset by any compensation and benefits received from any subsequent employer during such period, subject to Ms. Baron executing a general release. For purposes of Ms. Baron’s employment agreement, “cause” means (i) executive’s commission of any act of fraud, embezzlement, dishonesty, or sexual harassment, (ii) executive’s refusal or failure to comply in any material respect with our written policies or procedures, (iii) executive’s unauthorized use or disclosure of our confidential information or trade secrets, or (iv) executive’s gross negligence or misconduct adversely affecting our business or affairs in a material manner.

Under her amended employment agreement, Ms. Baron will be granted an option following the Closing Date to purchase shares of the Common Stock that, together with her existing equity (including restricted stock units covering shares of Common Stock and options to purchase shares of Common Stock) in the Company, would equal 0.25% of the outstanding capital stock of the Company, determined on a fully-diluted basis, on the Closing Date, at an exercise price equal to the fair market value of the Company’s stock on the date of grant. Such option vest with respect to twenty-five percent (25%) of the option shares after twelve (12) months of service from the Closing Date and for the remaining options shares, on a pro rata basis over the following thirty-six (36) months of service. The employment agreement provides that upon a “Change in Control” (as defined in the agreement), all outstanding stock options will vest. All vested and outstanding stock options will remain exercisable for up to twelve months following a termination of Ms. Baron’s employment, other than for cause.

Kevin Chung, MD

On May 18, 2022, SeaStar Medical entered into an employment agreement with Dr. Chung to serve as its Chief Medical Officer, commencing on July 1, 2022. Dr. Chung is entitled to receive an annual base salary of $350,000 and received a signing bonus of $25,000, payable on July 31, 2022. In addition, Dr. Chung will be eligible to receive an annual discretionary bonus of up to a maximum amount of 40% of his base salary, with the actual amount (if any) to be determined in the sole discretion of the Board based on a combination of factors, including the performance of the Company and Dr. Chung individually. Dr. Chung received no compensation from SeaStar Medical in 2021. Dr. Chung’s current employment agreement continued under the same terms following the Closing Date.

Cash Incentive Compensation

SeaStar Medical awards both short-term and long-term cash incentive compensation to its named executive officers. In December 2021, SeaStar Medical entered into transaction bonus agreements with its named executive officers and certain of its directors, which provide for two long-term incentive bonuses: a business development bonus and an exit bonus.

The business development bonus is designed to drive SeaStar Medical’s performance through certain business development activities with third parties, such as licensing, collaboration, partnership, or strategic arrangements resulting in cash payments to SeaStar Medical. The business development bonus payable under the transaction bonus agreements is based on the amount of cash received by SeaStar Medical, with a threshold amount of $112,500 and $6,250 payable to Mr. Schlorff and Ms. Baron, respectively, if cash payments exceed a specified threshold, prior to December 31, 2022. If the amount of business development proceeds falls below a threshold set forth in the agreements, then twenty-five percent (25%) of the business development bonus will become payable on each of the six (6) month anniversaries of SeaStar Medical receiving a specified minimum amount of proceeds, provided that such payment will immediately accelerate in full if the amount of such proceeds exceeds a specified multiple of the minimum amount or SeaStar Medical experiences an exit event.

The exit event bonus is designed to drive SeaStar Medical’s performance through certain merger transactions resulting in an acquisition of SeaStar Medical, its post-merger securities being publicly-traded, or an initial public offering (an “exit event”). The calculation of the bonus varies based on the exit event. The bonus is based on a percentage of the gross cash proceeds exceeding a specified threshold for an acquisition by way of merger, consolidation, reorganization, or other transaction (or series of transactions) resulting in SeaStar Medical stockholders owning less than 50% of the voting interests in the surviving entity, a sale, lease, exclusive license, or other disposition of substantially all of SeaStar Medical’s assets, or any person or group becoming the beneficial owner of more than 50% of SeaStar Medical’s outstanding voting securities having the right to vote for members of SeaStar Medical’s board of directors. A $270,000 and $15,000 bonus is payable to Mr. Schlorff and Ms. Baron, respectively, in connection with an initial public offering or other business combination of a minimum threshold value resulting in SeaStar Medical’s post-merger securities being publicly-traded. Should the named executive officer terminate employment with SeaStar Medical prior to the exit event, no exit event bonus will be payable. The exit event bonus is anticipated to be paid in connection with the Business Combination under the terms of the transaction bonus agreements, and in December 2022, the Board determined that the exit event bonuses would be payable in connection with the Business Combination.

Outstanding Equity Awards at December 31, 2022

The following table presents information regarding outstanding equity awards held by SeaStar Medical’s named executive officers as of December 31, 2022. All awards were granted under SeaStar Medical’s 2019 Stock Incentive Plan.

	Option Awards (1)					Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Eric Schlorff	16,861	(3)	1,126	$10.00	3/1/2029	198,526	$1,655,260
Chief Executive Officer	59,488	(4)	24,496	$0.53	2/20/2030	—	$—
Caryl Baron	3,297	(5)	1,499	$10.00	7/20/2030	42,111	$351,110
Interim Chief Financial Officer	9,433	(6)	10,252	$0.55	1/1/2031	—	$—
Kevin Chung, MD	—		—	$—	—	—	$—
Chief Medical Officer	—		—	$—	—	—	$—

1.
This table provides information pertaining to all outstanding equity awards held by our named executive officers as of December 31, 2022. Outstanding equity awards reflect the application of an exchange ratio of 1.20318 on awards outstanding at the time of the Business Combination. Stock options granted prior to 2021 are exercisable upon completion of six (6) months of service following the date of grant, subject to a repurchase right in favor of the Company which lapses as the option vests. Stock options granted in 2021 are exercisable immediately, subject to a repurchase right in favor of the Company which lapses as the option vests. Accordingly, the columns and footnotes below reflect the extent to which stock options held by our named executive officers were vested (as opposed to exercisable) as of December 31, 2022.
2.
This table provides information pertaining to restricted stock units held by our named executive officers as of December 31, 2022. The restricted stock units were granted on April 4, 2022 and converted using an exchange ratio of 1.20318 in connection with the Business Combination, and vest with respect to (i) fifty percent (50%) of the units upon completion of one (1) year of service measured from April 21, 2022, and (ii) the balance of the units vest in a series of twenty-four (24) successive equal monthly installments upon completion of each additional month of service over the twenty-four (24) month period measured from April 21, 2022, subject to the terms of the award agreement.
3.
The option was granted on February 8, 2019 and vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from March 1, 2019 and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from March 1, 2019.
4.
The option was granted on August 13, 2020 and vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from February 20, 2020 and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from February 20, 2020.
5.
The option was granted on March 30, 2020 and vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from March 30, 2020 and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from March 30, 2020.
6.
The option was granted on January 1, 2021 and vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from January 1, 2021 and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from January 1, 2021.

Employee Benefit and Equity Compensation Plans

The principal features of SeaStar Medical’s existing employee benefit and equity incentive plans are summarized below. The summaries of the equity incentive plans are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits to this registration statement.

Equity Incentive Plans

2019 Stock Incentive Plan

The 2019 Stock Incentive Plan was adopted by SeaStar Medical’s board of directors and approved by its stockholders on November 27, 2019. The 2019 Stock Incentive Plan permits the grant of options, stock awards, and restricted stock unit awards. The maximum aggregate number of shares of SeaStar Medical Common Stock that may be issued under the 2019 Stock Incentive Plan is 900,000 shares, subject to adjustment as provided therein.

The 2019 Stock Incentive Plan was terminated upon the closing of the Business Combination and the Company will not grant any further awards under such plan. However, the outstanding awards under the 2019 Stock Incentive Plan will be assumed and continued in connection with the Business Combination. Our Board administers SeaStar Medical’s 2019 Stock Incentive Plan and has the authority, among other matters, to construe and interpret the terms of the 2019 Stock Incentive Plan and awards granted thereunder.

2022 Incentive Plan

In connection with the Business Combination, we adopted a new equity compensation plan that became effective upon the Closing and replaced the existing 2019 Stock Incentive Plan. The following types of awards may be granted under the 2022 Incentive Plan: options, stock appreciation rights, stock awards, restricted stock units, dividend equivalent rights and other awards. Subject to the capitalization adjustments and the add back provisions related to outstanding awards, an aggregate of up to 1,270,000 shares shall initially be reserved for issuance under the 2022 Incentive Plan.

The Compensation Committee has the exclusive authority to administer the 2022 Incentive Plan with respect to awards made to our executive officers and non-employee directors and has the authority to make awards under the 2022 Incentive Plan to all other eligible individuals. However, our Board may at any time appoint a secondary committee of one (1) or more members of the Board to have separate but concurrent authority with the Compensation Committee to make awards under the 2022 Incentive Plan to individuals other than executive officers and non-employee directors. The Board or the Compensation Committee may also delegate authority to administer the 2022 Incentive Plan with respect to such individuals to one or more of our officers.

Change in Control. In the event we should experience a change in control, the following provisions are in effect for all outstanding awards under the 2022 Incentive Plan, unless provided otherwise in an award agreement entered into with the participant:

•
Each outstanding award may be assumed, substituted, replaced with a cash retention program that preserves the intrinsic value of the award and provides for subsequent payout in accordance with the same vesting schedule applicable to the award or otherwise continued in effect by the successor corporation.
•
To the extent an award is not so assumed, substituted, replaced, or continued, the award will automatically accelerate in full (with vesting of performance-based awards to be determined with reference to actual performance attained as of the change in control or based on target level), unless the acceleration of such award is precluded by other limitations imposed in the applicable award agreement.
•
The plan administrator has complete discretion to grant one or more awards which will vest in the event the individual’s service with us or the successor entity is terminated within a designated period following a change in control transaction in which those awards are assumed or otherwise continued in effect.
•
Unless the plan administrator establishes a different definition for one or more awards, a change in control will be deemed to occur for purposes of the 2022 Incentive Plan in the event (a) a merger or asset sale or (b) there occurs any transaction pursuant to which any person or group of related persons becomes directly or indirectly the beneficial owner of securities possessing 50% or more of the total combined voting power of our outstanding securities or (c) there is a change in the majority of the Board effected through one or more contested elections for board membership.

Employee Stock Purchase Plan (ESPP)

In connection with the Business Combination, we adopted the LMF Acquisition Opportunities, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) that became effective upon the Closing. The ESPP is broad-based and allows us to provide an incentive to attract, retain and reward our eligible employees and those of any participating subsidiary companies (whether now existing or subsequently established) with the opportunity to periodically purchase shares of our Common Stock at a discount through their accumulated periodic payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (“Section 423”). Favorable tax treatment is available for United States tax residents participating in a Section 423 plan. The ESPP also authorizes the grant of rights to purchase shares that do not qualify under Section 423 pursuant to rules, procedures or sub-plans adopted by the plan administrator to achieve tax, securities law, or other compliance objectives in particular locations outside of the United States. Up to 380,000 shares of Common Stock will be available for issuance under the ESPP (subject to adjustments).

Subject to the terms of the ESPP, a committee of two or more Board members appointed by the Board, in its role as plan administrator, has the authority to interpret and construe any provision of the ESPP, establish rules and regulations relating to administering the ESPP, and make all other determinations necessary or advisable for the administration of the ESPP. To the extent applicable law permits, the plan administrator may, to the extent it deems appropriate, delegate, administrative duties.

Change in Control. In the event of a change in control (as defined in the ESPP), the plan administrator may take such action as deemed appropriate including (i) having the successor entity (or its parent or subsidiary corporation) assume our obligations under the ESPP and the outstanding purchase rights, (ii) accelerating the next purchase date in the then current offering period to a date immediately before the closing date of the change in control, and applying the accumulated payroll deductions to the purchase of shares of our Common Stock at the purchase price in effect for that offering period or (iii) terminating all outstanding purchase rights and refunding all accumulated payroll deductions.

Health and Welfare Plans

All of the Company’s full-time employees, including its named executive officers, are eligible to participate in its health and welfare plans, including medical, dental, vision, voluntary life insurance, voluntary short-term and long-term disability insurance, and employee assistance program benefits made available to its employees.

Non-Employee Director Compensation

For 2022, members of SeaStar Medical’s board of directors earned cash director fees for services rendered as such. For more information, see “Fees Earned or Paid in Cash” below.

In addition, from time to time, certain members of SeaStar Medical’s board of directors who are not employees of SeaStar Medical received stock options to purchase shares of Common Stock and restricted stock units, each under the 2019 Stock Incentive Plan. The table below shows the aggregate grant date fair market value of restricted stock units and stock options granted for the year ended December 31, 2022, to each non-employee director.

In addition, certain members of SeaStar Medical’s board of directors who are not employees of SeaStar Medical have entered into consulting agreements to provide SeaStar Medical certain non-director services. The table below shows the consulting fees earned from or paid or payable by SeaStar Medical for the year ended December 31, 2022, to each non-employee director.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)		All Other Compensation ($)		Total ($)
Richard Barnett	$17,667	$70,220	(3)	$—		$87,887
Ray Chow	$—	$70,220	(4)	$400,000	(5)	$470,220
Allan Collins, MD	$9,000	$70,220	(3)	$—		$79,220
David Humes	$—	$70,220	(6)	$135,713		$205,933
Andres Lobo	$7,667	$—		$—		$7,667
Ken Van Heel	$10,333	$70,220	(3)	$—		$80,553
Bruce Rodgers	$8,667	$—		$—		$8,667
Richard Russell	$7,667	$—		$—		$7,667

1.
Amounts reflect the director fees earned for attendance at the November 2022 Board meeting.
2.
Amounts reflect the grant date fair value of restricted stock units held by our non-employee directors calculated in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 2 to our audited financial statements in the Original Form 10-K.
3.
The restricted stock units were granted on April 4, 2022 and vest with respect to (i) fifty percent (50%) of the units upon completion of one (1) year of service measured from April 21, 2022, and (ii) the balance of the units vest in a series of twelve (12) successive equal monthly installments upon completion of each additional month of service over the twelve (12) month period measured from April 21, 2022, subject to the terms of the award agreement.
4.
The restricted stock units were granted on April 4, 2022 and vest with respect to one hundred percent (100%) of the units upon completion of one (1) year of service measured from April 21, 2022, subject to the terms of the award agreement. As a result of Mr. Chow’s death on November 24, 2022, all units under the award forfeited.
5.
Represents cash compensation of $250,000 paid to Mr. Chow during fiscal 2022 for consulting services and $150,000 transaction bonus in connection with the Business Combination. See “SeaStar Medical Related Party Transactions.”
6.
The restricted stock units were granted on April 4, 2022 and vest with respect to one hundred percent (100%) of the units upon completion of one (1) year of service measured from April 21, 2022, subject to the terms of the award agreement.
7.
Represent payments to Mr. Humes and Innovative BioTherapies, Inc., an entity controlled and wholly owned by Dr. Humes, pursuant to a consulting agreement and research service agreement, respectively, during fiscal year 2022. See “SeaStar Medical Related Party Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Common Stock on March 31, 2023 by:

•
each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Stock;
•
each of the Company’s current named executive officers and directors; and
•
all current executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or the right to acquire such power within 60 days. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below will have sole voting and investment power with respect to all stock that they beneficially own, subject to applicable community property laws.

Common stock issuable upon exercise of warrants or options currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

Subject to the paragraph above, the percentage ownership of Common Stock is based on 13,296,516 shares of Common Stock outstanding as of March 31, 2023.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
Five Percent Holders
LMFAO Sponsor, LLC (1)	8,325,500	43.7%
Saba Capital Management, L.P. (2)	972,567	7.7%
3i, LP (3)	1,325,200	9.5%
Dow Employees’ Pension Plan Trust (4)	4,751,567	34.9%
Union Carbide Employees’ Pension Plan Trust (5)	3,167,706	23.5%
Directors and Executive Officers (6)
Eric Schlorff (7)	189,620	1.4%
Rick Barnett (8)	18,841	*
Allan Collins, MD (8)	18,841	*
Kenneth Van Heel (9)	14,251	*
Andres Lobo	—	*
Bruce Rodgers (1)	—	*
Richard Russell (1)	—	*
Caryl Baron (10)	37,620	*
Kevin Chung, MD	—	*
All directors and executive officers as a group (9 persons)	279,173	2.1%

* Less than 1%.

1.
Includes (i) 2,587,500 shares of Common Stock and (ii) 5,738,000 shares of Common Stock issuable upon the exercise of private warrants held by the Sponsor that became exercisable upon consummation of the Business Combination. Sponsor is the record holder of the shares reported herein. The sole manager of the Sponsor is LMFA, of which Bruce Rodgers is the Chief Executive Officer, President, and Chairman of the Board of Directors and Richard Russell is the Chief Financial Officer, Treasurer, and Secretary. Although Mr. Rodgers and Mr. Russell have membership interests in the Sponsor, the board of directors of LMFA has sole voting and investment discretion with respect to the shares held of record by the Sponsor, and as such, neither Mr. Rodgers nor Mr. Russell is deemed to have beneficial ownership of the Common Stock held directly by the Sponsor. The business address of the Sponsor is 1200 W. Platt St., Suite 100, Tampa, Florida 33606.
2.
According to Schedule 13G filed on February 14, 2022. The business address of Saba Capital Management, L.P. is 405 Lexington Avenue, 58th Floor, New York, NY 10174.
3.
Includes (i) 1,215,690 shares of Common Stock and (ii) and 528,352 shares of Common Stock subject to warrants exercisable within 60 days of March 31, 2023. The business address of 3i, LP is 140 Broadway, 38th Floor, New York, NY 10005.
4.
Includes (i) 4,449,841 shares of Common Stock and (ii) 301,726 shares of Common Stock subject to warrants exercisable within 60 days of March 31, 2023. The business address of the Dow Employees’ Pension Plan Trust is Sylvia Stoesser Center, 2211 H.H. Dow Way, Midland, MI 48674.
5.
Includes (i) 2,966,555 shares of Common Stock and (ii) 201,151 shares of Common Stock subject to warrants exercisable within 60 days of March 21, 2023. The business address of the Union Carbide Employees’ Pension Plan Trust is Sylvia Stoesser Center, 2211 H.H. Dow Way, Midland, MI 48674.
6.
Unless otherwise noted, the business address of each of the following entities or individuals is c/o SeaStar Medical Holding Corporation, 3513 Brighton Blvd Ste 410, Denver, CO 80216.
7.
Includes 2,909 shares of Common Stock issuable upon exercise of stock options within 60 days of March 31, 2023, and the vested portion of the 198,530 RSUs granted on April 4, 2022 where 50% plus one month vested (103,398 RSUs) on the first anniversary of the grant date, and then monthly for 2 years.
8.
Includes 848 shares of Common Stock issuable upon exercise of stock options within 60 days of March 31, 2023, and the vested portion of the 8,422 RSUs granted on April 4, 2022, where 50% vested, plus one month vested (4,561 RSUs) on the first anniversary of the grant date and then monthly for 1 year.
9.
Includes 848 shares of Common Stock issuable upon exercise of stock options within 60 days of March 31, 2023, and the vested portion of the 8,422 RSUs granted on April 4, 2022, where 50% vested, plus one month vested (4,561 RSUs) on the first anniversary of the grant date and then monthly for 1 year.
10.
Includes 1,188 shares of Common Stock issuable upon exercise of stock options within 60 days of March 31, 2023 and the vested portion of the s 42,112 RSUs granted on April 4, 2022, where 50% vested, plus one month vested (21,932 RSUs) on the first anniversary of the grant date and then monthly for 2 years.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2022 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	244,792	$1.84	726,819
Equity compensation plans not approved by security holders	—	—	—
Total	244,792	$1.84	726,819

Item 13. Certain Relationships and Related Transactions, And Director Independence.

Convertible Note Financings

On June 10, 2021, SeaStar Medical entered into a Convertible Note Purchase Agreement with the Dow Pension Funds for the issuance and sale of convertible promissory notes (the “June 2021 Notes”) with a total principal amount of $500,000 at an interest rate of 8% per year. The June 2021 Notes were initially scheduled to mature on June 10, 2022, which was subsequently extended to December 10, 2022.

On September 10, 2021, SeaStar Medical entered into a Convertible Note Purchase Agreement with the Dow Pension Funds for the issuance and sale of convertible promissory notes (the “September 2021 Notes”) with a total principal amount of $2.6 million at an interest of 8% per year based on four separate closings on September 10, 2021, October 15, 2021, November 15, 2021, and December 15, 2021, respectively. The convertible note purchase agreements were subsequently amended to provide that the final December 15, 2021 closing was to be split into two separate closings of equal amounts on March 16, 2022 and April 18, 2022, respectively. The maturity dates of the September 2021 Notes range from one to three years from the date of issuance.

On December 31, 2021, SeaStar Medical entered into a Convertible Note Purchase Agreement with certain purchasers named therein, pursuant to which SeaStar Medical issued and sold an aggregate principal amount of $217,715 in convertible promissory notes (the “December 2021 Notes”) and offered to exchange shares of Series A-2 Preferred Stock held by holders of December 2021 Notes with such number of shares of Series B Preferred Stock equal to (i) the purchase price of the December 2021 Notes purchased by such investors divided by (ii) $12.34 per share (the “Note Financing and Exchange”). Additionally, upon a liquidation event (the Business Combination does not constitute a liquidation event under the December 2021 Notes), repayment under the December 2021 Notes would require repayment equal to twice their outstanding balance. On February 8, 2022, SeaStar Medical and the Dow Pension Funds amended the September 2021 Notes so they have identical terms and conditions to the December 2021 Notes. In connection with such amendment, all shares of Series A-2 Preferred Stock held by the Dow Pension Funds were exchanged for such number of shares of Series B Preferred Stock equal to the purchase price of the September 2021 Notes divided by $12.34.

On April 12, 2022, SeaStar Medical entered into a Convertible Bridge Loan Note Purchase Agreement with the Dow Pension Funds for the issuance and sale of convertible promissory notes with a total principal amount of $800,000 at an interest rate of 8% per year (the “Dow April 2022 Bridge Notes”). The Dow April 2022 Bridge Notes are scheduled to mature on April 12, 2025. In connection with the Dow April 2022 Bridge Notes, SeaStar Medical agreed with the Dow Pension Funds that, upon the filing of SeaStar Medical’s Ninth Amended and Restated Certificate of Incorporation and immediately prior to the effective date of the Business Combination, SeaStar Medical will convert or exchange each share of Series A-1 Preferred Stock held by the Dow Pension Funds into three shares of Common Stock of SeaStar Medical. All of SeaStar Medical’s outstanding convertible promissory notes were converted into shares of Common Stock of SeaStar Medical at a conversion price equal to $10.00 per share, subject to certain adjustments, immediately prior to the effective date of the Business Combination.

A summary of the convertible notes issued to the Dow Pension Funds is set forth below:

Date of Issuance	Principal Amount	Maturity Date	Interest Rate Per Annum
June 10, 2021	$500,000	December 10, 2022	8%
September 10, 2021 (in five tranches)
Tranche 1 – September 10, 2021	$1,400,000	December 31, 2024	8%
Tranche 2 – October 15, 2021	$400,000	December 31, 2024	8%
Tranche 3 – November 15, 2021	$400,000	December 31, 2024	8%
Tranche 4 – March 16, 2022	$200,000	March 16, 2024	8%
Tranche 5 – April 18, 2022	$200,000	April 18, 2025	8%
April 12, 2022	$800,000	April 12, 2025	8%

Humes Consulting Agreement

On January 9, 2020, SeaStar Medical entered into a consulting agreement with Dr. H. David Humes (the “Humes Consulting Agreement”), a director of SeaStar Medical, pursuant to which Dr. Humes agreed to provide certain consulting services for SeaStar Medical as a scientific advisor with respect to the execution of the SCD pediatric testing and trials, patent work related to the SCD, due diligence activity for investors and FDA communications. Pursuant to the Humes Consulting Agreement, Dr. Humes is entitled to compensation of $175 per hour, up to 15 hours per week unless otherwise mutually agreed upon between the parties. Additionally, pursuant to the Humes Consulting Agreement, SeaStar Medical granted Dr. Humes options to purchase of 20,357 shares of Common Stock of SeaStar Medical.

Stock Purchase Agreement and IBT Research Services Agreement

On January 9, 2020, SeaStar Medical entered into a Stock Purchase Agreement with Innovative BioTherapies, Inc. (“IBT”) and Dr. Humes (the “IBT Stock Purchase Agreement”) pursuant to which SeaStar Medical sold 100% of IBT’s issued and outstanding shares of Common Stock to Dr. Humes.

Contemporaneously with the IBT Stock Purchase Agreement, SeaStar Medical entered into a Research Services Agreement with IBT (the “IBT Research Services Agreement”), pursuant to which SeaStar Medical and IBT agreed to jointly identify and define specific research projects for IBT to execute so as to advance SeaStar Medical’s technology platform. Pursuant to the terms of the IBT Research Services Agreement, SeaStar Medical agreed to pay IBT a monthly retainer fee equal to $45,000, payable in nine (9) equal monthly installments of $5,000 per month. As consideration for its sale of IBT to Dr. Humes, SeaStar Medical received a $110,000 credit for future payment obligations to IBT under the IBT Research Services Agreement. SeaStar Medical owns all rights in the work product that results from IBT’s services provided under the IBT Research Services Agreement (the “Deliverables”); however, SeaStar Medical grants IBT a non-exclusive, non-transferable, non-sublicenseable, royalty-free limited right and license to use SeaStar Medical materials and property for the sole purpose of performing the services. No further license is granted to or retained by IBT in such Deliverables and IBT is not permitted to use the Deliverables for any purposes. Additionally, SeaStar Medical has a right of first refusal until January 9, 2025 to license or purchase any intellectual property created by IBT outside of the scope of the IBT Research Services Agreement that is related to our SCD or similar blood filtration devices for patients.

Humes MOU and Convertible Notes

Pursuant to a Memorandum of Understanding between SeaStar Medical and Dr. Humes, dated December 31, 2021, subject to a waiver agreement (“Humes MOU”), the parties agreed that SeaStar Medical pay certain outstanding invoices and future amounts incurred for consulting services performed by Dr. Humes under the Humes Consulting Agreement in the form of convertible promissory notes up to an aggregate amount of $348,963, which consists of certain outstanding invoices as well as future amounts to be incurred in connection with Dr. Humes’ consulting services pursuant to the Humes Consulting Agreement. As such, SeaStar Medical has issued the following convertible promissory notes (the “Humes Notes”) as payments under the Humes Consulting Agreement to date:

Date of Issuance	Principal Amount	Maturity Date	Interest Rate Per Annum
December 31, 2021	$44,713	December 31, 2024	8%
January 1, 2022	$10,063	January 1, 2025	8%
February 28, 2022	$2,100	February 28, 2025	8%
March 31, 2022	$8,488	March 31, 2025	8%

The Humes Note issued on December 31, 2021 was part of the Note Financing and Exchange. Accordingly, Dr. Humes’s 3,623 shares of Series A-2 Preferred Stock were converted into 3,623 shares of Series B Preferred Stock in December 2021. Dr. Humes waived the right to exchange additional shares of Series A-2 Preferred Stock into Series B Preferred Stock in connection with the Humes Notes issued on January 1, 2022, February 28, 2022 and March 31, 2022.

The Humes Notes were converted into shares of Common Stock of SeaStar Medical at a conversion price equal to $10.00, subject to certain adjustments, immediately prior to the effective date of the Business Combination. In addition, SeaStar Medical and Dr. Humes have agreed that no additional convertible promissory notes would be issued to Dr. Humes under the Humes MOU prior to the closing of the Business Combination.

Humes Participation in non-Dow April 2022 Bridge Notes

On April 12, 2022, SeaStar Medical entered into a Convertible Note Purchase Agreement with certain holders (not including the Dow Pension Funds) of Series A-2 Preferred Stock and Series B Preferred Stock of the Company, pursuant to which SeaStar Medical issued a total of approximately $422,000 in principal amount of convertible notes (the “non-Dow April 2022 Bridge Notes”). Dr. Humes purchased a non-Dow April 2022 Bridge Note with a principal amount of $121,000. Pursuant to the terms of the related Convertible Note Purchase Agreement, SeaStar Medical agreed to convert, immediately prior to the effective date of the Business Combination, each share of Series A-2 Preferred Stock and Series B Preferred Stock held by purchasers of the Non-Dow April 2022 Bridge Notes into either (a) one point four (1.4) shares of Common Stock of SeaStar Medical or (ii) two (2) shares of Common Stock of SeaStar Medical, depending on the amount of the purchaser’s participation in the April 2022 financing. Accordingly, immediately prior to the effective date of the Business Combination, the 24,656 shares of Series A-2 Preferred Stock and 3,623 shares of Series B Preferred Stock held by Dr. Humes were converted into 56,558 shares of Common Stock of SeaStar Medical (based on a multiple of two) pursuant to the terms of the Convertible Note Purchase Agreement, the non-Dow April 2022 Bridge Notes, and SeaStar Medical’s Ninth Amended and Restated Certificate of Incorporation.

IBT MOU and Convertible Notes

Pursuant to a Memorandum of Understanding between SeaStar Medical and IBT, dated December 31, 2021, as amended (the “IBT MOU”), the parties agreed that SeaStar Medical pay outstanding amount of invoices and certain future amounts incurred for research and technical services performed by IBT pursuant to the IBT Research Services Agreement in the form of convertible promissory notes in the aggregate amount of $144,961.02. As such, SeaStar Medical has issued the following convertible promissory notes (the “IBT Notes”) as payments under the IBT Research Services Agreement to date:

Date of Issuance	Principal Amount	Maturity Date	Interest Rate Per Annum
December 31, 2021	$69,148.62	December 31, 2024	8%
January 31, 2022	$14,635.96	January 31, 2025	8%
March 31, 2022	$61,176.44	March 31, 2025	8%

The IBT Note issued on December 31, 2021 was part of the Note Financing and Exchange. Accordingly, IBT’s 187 shares of Series A-2 Preferred Stock were converted into 187 shares of Series B Preferred Stock in December 2021. In addition, SeaStar Medical and IBT have agreed that other than the notes set forth above, no additional convertible promissory notes would be issued to IBT under the IBT MOU prior to the closing of the Business Combination.

Chow Consulting Agreement

On November 1, 2019, SeaStar Medical entered into an Independent Consultant Agreement with Mr. Ray Chow, a director of SeaStar Medical, which was amended and restated on May 22, 2020 (the “Chow Consulting Agreement”). Pursuant to the Chow Consulting Agreement, Mr. Chow agreed to provide, among other services, corporate, strategy and business development assistance to SeaStar Medical. As compensation for such services, SeaStar Medical agreed to pay Mr. Chow $25,000 per month during the term of the Chow Consulting Agreement. In addition, pursuant to the Chow Consulting Agreement, Mr. Chow is entitled to receive, subject to approval by SeaStar Medical’s board of directors, options to purchase up to 141,733 shares of Common Stock of SeaStar Medical. The Chow Consulting Agreement is effective until May 22, 2023, unless renewed by SeaStar Medical in writing at its sole discretion. Each party may terminate the agreement by providing 90-days’ advance notice to the other party. SeaStar Medical may terminate the Chow Consulting Agreement upon a Change in Control (as defined in the Chow Consulting Agreement). SeaStar Medical terminated the Chow Consulting Agreement immediately prior to the closing of the Business Combination. The Chow Consulting Agreement terminated upon Mr. Chow’s death on November 24, 2022.

Pursuant to the Chow Consulting Agreement, SeaStar Medical may suspend the payment of fees to Mr. Chow in the event SeaStar Medical’s cash and cash equivalents on its balance sheet is less than $500,000. In addition, SeaStar Medical is required to pay all fees due to Mr. Chow under the Chow Consulting Agreement in the event of a Change of Control of SeaStar Medical, which includes completion of the Business Combination. Since the execution of the Chow Consulting Agreement, SeaStar Medical has paid a total of $588,258.50 to Mr. Chow for his services under the Chow Consulting Agreement.

Chow Bonus Agreement

In December 2021, SeaStar Medical entered into a transaction bonus agreement with Mr. Chow, which provide for two long-term incentives: a business development bonus and an exit event bonus.

The business development bonus payable under the transaction bonus agreements is based on the amount of cash received by SeaStar Medical, with a threshold amount of $125,000 payable, if cash payments exceed a specified threshold, prior to December 31, 2022. If the amount of business development proceeds falls below a threshold set forth in the agreements, then the business development bonus will vest with respect to twenty-five percent (25%) on each of the six (6) month anniversaries of SeaStar Medical receiving a specified minimum amount of proceeds, provided that such vesting shall immediately accelerate in full if the amount of such proceeds exceeds a specified multiple of the minimum amount or SeaStar Medical experiences an exit event.

The exit event bonus payable to Mr. Chow upon the occurrence of certain merger transactions resulting in an acquisition of SeaStar Medical, our post-merger securities being publicly-traded, or an initial public offering (an “exit event”). The calculation of the bonus varies based on the exit event. The bonus is based on a percentage of the gross cash proceeds exceeding a specified threshold for an acquisition by way of merger, consolidation, reorganization, or other transaction (or series of transactions) resulting in SeaStar Medical stockholders owning less than 50% of the voting interests in the surviving entity, a sale, lease, exclusive license, or other disposition of substantially all of SeaStar Medical’s assets, or any person or group becoming the beneficial owner of more than 50% of SeaStar Medical’s outstanding voting securities having the right to vote for members of the Board. A

$150,000 exit event bonus is payable in connection with an initial public offering and other business combination resulting in SeaStar Medical’s post-merger securities being publicly-traded. In December 2022, the Board determined that the $150,000 cash exit event bonus would be payable to Mr. Chow’s estate in connection with the Business Combination.

Barnett Consulting Agreement

On March 1, 2021, SeaStar Medical entered into an Independent Consulting Agreement with Rick Barnett, a director of SeaStar Medical, pursuant to which Mr. Barnett provides SeaStar Medical services related to business development support, hospital strategy development, commercial strategy planning, fundraising support and IPO preparation. As compensation for such services, SeaStar Medical paid Mr. Barnett $12,500 per month during the term of the Independent Consulting Agreement. The Independent Consulting Agreement with Rick Barnett was terminated on March 1, 2022. Since the execution of the Independent Consulting Agreement and prior its termination, SeaStar Medical paid a total of $112,500 to Mr. Barnett.

Collins Consulting Agreement

On March 1, 2021, SeaStar Medical entered into an Independent Consulting Agreement with Allan Collins, a current director of SeaStar Medical, pursuant to which Dr. Collins provides services related to clinical development plans, medical education plans, key opinion leader development and medical affairs plans. As compensation for such services, SeaStar Medical paid Dr. Collins $12,500 per month during the term of the Independent Consulting Agreement. The Independent Consulting Agreement with Allan Collins was terminated on March 1, 2022. Since the execution of the Independent Consulting Agreement and prior its termination, SeaStar Medical paid a total of $112,500 to Dr. Collins.

Subscription Agreements/PIPE Investment.

On August 23, 2022, LMAO entered into Subscription Agreements with the PIPE Investors pursuant to which the PIPE Investors have agreed to purchase, and LMAO has agreed to sell, an aggregate of 700,000 shares of Common Stock at $10.00 per share and the PIPE Warrants for an aggregate purchase price of $7,000,000. The obligations to consummate the transaction contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement. The Dow Pension Funds have agreed to purchase an aggregate of $5,000,000 in the PIPE Investment. The transactions contemplated by the Subscription Agreements were consummated immediately after the Closing.

Business Combination Transactions Related Agreements

In connection with the closing of the Business Combination, the Company entered into various transactions with certain related parties as set forth below:

Amended and Restated Registration Rights Agreement

On April 21, 2022 and in connection with the execution of the Merger Agreement, certain stockholders of SeaStar Medical and LMAO entered into the Amended and Restated Registration Rights Agreement, pursuant to which the Company is required to file, not later than 30 days after the Closing, a registration statement covering the shares of Common Stock issued or issuable to the Registration Rights Stockholders. In addition, the Amended and Restated Registration Rights Agreement imposes certain lock-up restrictions on shares of Common Stock held by Registration Rights Stockholders following the consummation of the Business Combination.

On October 25, 2022, LMAO and SeaStar Medical agreed to waive the lock-up restrictions with respect to shares of Common Stock held by two Registration Rights Stockholders, Mr. David Humes and Mr. Michael Humes (“Humes Lock-up Release”). Also on October 25, 2022, LMAO and Registration Rights Stockholders entered into an Amendment No. 1 to Amended and Restated Registration Rights Agreement and Waiver of Lock-Up Period (the “Lock-Up Waiver”), pursuant to which, among other things, LMAO and certain Registration Rights Stockholders agreed to waive their right to require the Company to the release of their lock-up restrictions as a result of the Humes Lock-up Release.

Director Nomination Agreement

On the Closing Date, the Sponsor and LMAO entered into the Director Nomination Agreement, providing the Sponsor with certain director nomination rights, including the right to appoint or nominate for election to the Board, as applicable, two individuals, to serve as Class II directors of the Company, for a certain period following the Closing.

Amendment to Credit Agreement with LMFA and Amended Promissory Note

On October 28, 2022, SeaStar Medical and LMFA entered into the First Amendment to Credit Agreement, pursuant to which the parties amended the Credit Agreement and entered into the LMFA Note to (i) extend the maturity date of the loan under the Credit Agreement to October 30, 2023; (ii) permit the LMFA Note be prepaid without premium or penalty; (iii) require the Company to use 5.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of LMFA Note, provided that such repayment is not required for the first $500,000 of cash proceeds; (iv) reduce the interest rate of the LMFA Note from 15% to 7% per annum; and (iv) reduce the default interest rate from 18% to 15%. The LMFA Note contains customary representations and warranties, affirmative and negative covenants and events of default. In addition, on October 28, 2022, the parties entered into the LMFA Security Agreement, pursuant to which the Company and SeaStar Medical granted LMFA a security interest in substantially all of the assets and property of the Company and SeaStar Medical, subject to certain exceptions, as collateral to secure the Company’s obligations under the amended Credit Agreement. In addition, SeaStar Medical entered into the LMFA Guaranty, pursuant to which SeaStar Medical unconditionally guarantees and promises to pay to Sponsor the outstanding principal amount under the LMFA Note.

Sponsor Promissory Note

On October 28, 2022, the Company entered into the Sponsor Note with Sponsor as the lender, for an aggregate principal amount of $2,785,000 to amend and restate in their entirety the Original Notes. The Sponsor Note amended and consolidated the Original Notes to: (i) extend maturity dates of the Original Notes to October 30, 2023; (ii) permit outstanding amounts due under the Sponsor Note to be prepaid without premium or penalty; and (iii) require the Company to use 5.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of Sponsor Note, provided that such repayment is not required for the first $500,000 of cash proceeds. The Sponsor Note carries an interest rate of 7% per annum and contains customary representations and warranties and affirmative and negative covenants. The Sponsor Note is also subject to customary events of default, the occurrence of which may result in the Sponsor Promissory Note then outstanding becoming immediately due and payable, with interest being increased to 15.0% per annum. In addition, on October 28, 2022, the parties entered into the Sponsor Security Agreement, pursuant to which the Company and SeaStar Medical granted Sponsor a security interest in substantially all of the assets and property of the Company and SeaStar Medical, subject to certain exceptions, as collateral to secure the Company’s obligations under the Sponsor Note. In addition, SeaStar Medical entered into the Sponsor Guaranty, pursuant to which SeaStar Medical unconditionally guarantees and promises to pay to Sponsor the outstanding principal amount under the LMFA Note.

Related Person Transaction Policy

The Company adopted a related person transaction policy that sets forth its procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of the Company’s policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of the Company’s voting securities and any of their respective immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, the Company’s management must present information regarding the related person transaction to the Company’s audit committee, or, if audit committee approval would be inappropriate, to another independent body of the Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests (direct and indirect) of the related persons, the benefits to the Company of the transaction and whether the transaction is on terms that are comparable to the terms available to or from (as the case may be) an unrelated third party or to or from employees generally. Under the policy, the Company will collect information that it deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable the Company to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under the Code of Conduct, the Company’s employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, the Company’s audit committee, or other independent body of the Board, will take into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs and benefits to the Company;
•
the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Company’s audit committee, or other independent body of the Board, must consider, in light of known circumstances, whether or not the transaction is consistent with the Company’s best interests and those of the Company’s stockholders, as the Company’s audit committee, or other independent body of the Board, determines in the good faith exercise of its discretion.

Independence of the Board

As required under Nasdaq listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independence,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors, representing a majority of the members of the Board, are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Van Heel, Mr. Barnett, Mr. Lobo, Dr. Collins, Mr. Rodgers and Mr. Russell. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. In determining that Mr. Rodgers and Mr. Russell were independent, the Board considered their respective roles at the Sponsor, and previous transactions between the Company and the Sponsor. As Mr. Schlorff serves as our Chief Executive Officer, he is not independent. Additionally, in accordance with our Corporate Governance Guidelines, the Board determined that all members of the audit, compensation, and nominating and corporate governance committees of the Board are independent.

Item 14. Principal Accounting Fees and Services.

Audit fees of Armanino LLP, our independent registered public accounting firm, billed to us for audit services totaled $313 thousand in the year ended December 31, 2022, and $37 thousand in the year ended December 31, 2021. Audit fees consist of professional services rendered for the annual audit of consolidated financial statements and review of quarterly consolidated financial statements for the years ended December 31, 2022 and 2021. Audit fees also include professional services rendered for review of our Registration Statement on Form S-1 and related underwriter comfort letter procedures in connection with our Business Combination.

Audit Committee Pre-Approval Policy and Procedures

The audit committee has policies and procedures that require the pre-approval by the audit committee (or one of its members) of all services performed by the Company’s independent registered public accounting firm and related fee arrangements. In the first half of each year, the audit committee approves the proposed services, including the nature, type and scope of services contemplated, and the related fees, to be rendered by these firms during the year. In accordance with this policy, the audit committee or one of its members pre-approved all services to be performed by the Company’s independent registered accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

The list of exhibits filed with this Amendment is set forth in the Exhibit Index below. For the remainder of the exhibits, please refer to the Original Form 10-K.

Exhibit Index

Exhibit No.	Description

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: April 28, 2023	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ Caryl Baron
Caryl Baron
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Schlorff Eric Schlorff	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2023

/s/ Caryl Baron* Caryl Baron	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2023

/s/ Rick Barnett* Rick Barnett	Chairman of the Board of Directors	April 28, 2023

/s/ Kenneth Van Heel* Kenneth Van Heel	Director	April 28, 2023

/s/ Andres Lobo* Andres Lobo	Director	April 28, 2023

/s/ Allan Collins* Allan Collins	Director	April 28, 2023

/s/ Bruce Rodgers* Bruce Rodgers	Director	April 28, 2023

/s/ Richard Russell* Richard Russell	Director	April 28, 2023

* Indicates that such individual signed their name pursuant to the power of attorney previously filed as Exhibit 24.1 to the Original Form 10-K.