Form 10-Q
period 2023-03-31
SeaStar Medical Holding Corp
filed 2023-05-15
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 15, 2023, the registrant had 13,446,613 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SeaStar Medical Holding Corporation

Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

(in thousands, except for share and per-share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$725	$47
Other receivables	—	12
Prepaid expenses	2,659	2,977
Total current assets	3,384	3,036
Forward option-prepaid forward contracts, net	-	1,729
Other assets	2	2
Total assets	$3,386	$4,767
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,022	$1,927
Accrued expenses	1,531	2,245
Contingent upfront payment for license agreement	100	—
Notes payable	493	1,178
Convertible note	2,390	—
Warrants liability	500	—
Total current liabilities	8,036	5,350
Forward option-prepaid forward contracts, net	489	-
Notes payable, net of deferred financing costs	5,745	7,652
Total liabilities	14,270	13,002
Commitments and contingencies (see Note 10)
Stockholders' deficit (1)
Common stock - $0.0001 par value per share; 100,000,000 shares authorized; 13,296,516 and 12,699,668 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	93,702	91,089
Accumulated deficit	(104,587)	(99,325)
Total stockholders' deficit	(10,884)	(8,235)
Total liabilities and stockholders' deficit	$3,386	$4,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except for share and per-share amounts)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses
Research and development	$1,784	$355
General and administrative	2,797	457
Total operating expenses	4,581	812

Loss from operations	(4,581)	(812)

Other income (expense), net
Interest expense	(433)	(169)
Change in fair value of convertible note	100	—
Change in fair value of notes payable	—	(23)
Change in fair value of forward option-prepaid forward contracts	(1,654)	—
Gain on sale of recycled shares	1,306	—
Total other expense, net	(681)	(192)

Loss before income tax provision (benefit)	(5,262)	(1,004)

Income tax provision (benefit)	—	—

Net loss	$(5,262)	$(1,004)
Net loss per share of common stock, basic and diluted	$(0.40)	$(0.14)
Weighted-average shares outstanding, basic and diluted (1)	13,025,852	7,238,767

(1) Retrospectively restated to give effect to the reverse recapitalization

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except for share and per-share amounts)

	Stockholders' Deficit
					Total
	Common Shares		Additional	Accumulated	Stockholders'
	Shares (1)	Amount	Paid-In Capital	Deficit	Deficit
Balance, January 1, 2022	7,238,767	$1	$73,495	$(76,312)	$(2,816)
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(1,004)	(1,004)
Balance, March 31, 2022	7,238,767	$1	$73,499	$(77,316)	$(3,816)

Balance, January 1, 2023	12,699,668	$1	$91,089	$(99,325)	$(8,235)
Issuance of shares - equity line of credit	378,006	—	1,108	—	1,108
Issuance of shares - commitment fee for equity line of credit	218,842	—	1,000	—	1,000
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(5,262)	(5,262)
Balance, March 31, 2023	13,296,516	$1	$93,702	$(104,587)	$(10,884)

(1) Retroactively restated to give effect to the reverse recapitalization

The accompanying notes are an integral part of these unaudited consolidated financial statements

SeaStar Medical Holding Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except for shares and per-share amounts)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,262)	$(1,004)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on notes payable	—	109
Amortization of deferred financing costs	4	—
Non-cash accrued interest related to notes payable	—	61
Non-cash conversion of accrued expenses into notes payable	—	96
Non-cash fair value of discount on issuance of notes payable	—	(52)
Non-cash fair value of derivative liability on issuance of notes payable	—	52
Change in fair value of notes payable	—	23
Change in fair value of convertible note	(100)	—
Change in fair value of forward option - prepaid forward contracts	1,654	—
Gain on sale of recycled shares	(1,306)	—
Stock-based compensation	505	4
Changes in operating assets and liabilities
Other receivables	12	—
Prepaid expenses	318	(185)
Accounts payable	1,095	114
Accrued expenses	786	195
Net cash used in operating activities	(2,294)	(587)

Cash flows from financing activities
Proceeds from issuance of convertible note	3,000	—
Payment of convertible note	(10)	—
Proceeds from issuance of shares	1,108	—
Payment of commitment fee - equity line of credit	(500)	—
Proceeds from sale of recycled shares	1,870	—
Proceeds from notes payable	100	284
Payment of notes payable	(2,596)	—
Net cash provided by financing activities	2,972	284

Net increase (decrease) in cash	678	(303)

Cash, beginning of period	47	510

Cash, end of period	$725	$207

Supplemental disclosure of cash flow information

Cash paid for interest	$508	$—

Supplemental disclosure of noncash financing activities

Issuance of convertible note warrants	$500	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

On October 28, 2022, LMF Merger Sub, Inc., a wholly owned subsidiary of LMF Acquisition Opportunities, Inc., (“LMAO”) merged with and into SeaStar Medical, Inc. (the "Business Combination"), with SeaStar Medical, Inc. surviving the Business Combination as a wholly owned subsidiary of LMAO. Following the consummation of the Business Combination, LMAO was renamed to "SeaStar Medical Holding Corporation" ("the Company", "we", "SeaStar Medical").

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ended December 31, 2023, or for any future annual or interim period.

The accompanying interim unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the related notes for the year ended December 31, 2022. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

The interim unaudited consolidated financial statements include the consolidated accounts of the Company's wholly owned subsidiary, SeaStar Medical, Inc. All significant intercompany transactions have been eliminated in consolidation.

Segment information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Liquidity and Going Concern

As of March 31, 2023, the Company has an accumulated deficit of $104,587 and cash of $725. We do not believe that will be sufficient to enable us to fund our operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited consolidated financial statements. We believe that these conditions raise substantial doubt about our ability to continue as a going concern.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have not generated any revenue from the sales of commercialized products. Our ability to generate product revenue will depend on the successful development and eventual commercialization of our product. Until such time, if ever, we expect to finance our operations through the sale of equity or debt, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms.

Notes to the Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

If we are unable to raise capital, we could be forced to delay, reduce, suspend, or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Risks and uncertainties

The Company is subject to risks common to early-stage companies in the medical technology industry including, but not limited to, new medical and technological innovations, regulatory approval requirement, lack of funding and capital resources, protection of proprietary technology, and product liability. There can be no assurance that the Company's products or services will be accepted in the marketplace, nor can there be any assurance that any future products or services can be developed or deployed at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all. These factors could have a materially adverse effect on the Company's future financial results, financial position, and cash flows.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Significant estimates include the valuation of the forward option on prepaid forward contracts, derivative liability, warrants, provision for income taxes, convertible debt measured at fair value, and the amount of stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management's best judgments at the time.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company has not experienced any losses on deposits since inception.

Fair value option of accounting

Generally, when financial instruments are first acquired and are not required to be recorded at fair value, ASC 825, Financial Instruments (“ASC 825”), allows an entity to elect the fair value option (“FVO”). The FVO may be elected on an instrument-by-instrument basis only at the time of acquisition and once elected is irrevocable. The FVO allows an entity to account for the entire financial instrument at fair value with subsequent changes in fair value recognized in earnings through the consolidated statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the financial instrument is classified in stockholders’ equity.

Based on the eligibility assessment discussed above, the Company concluded that its convertible notes (see Note 7) were eligible for the FVO and accordingly elected the FVO for those debt instruments. This election was made because of operational efficiencies in valuing and reporting for these debt instruments at fair value in their entirety at each reporting date. The convertible notes contain certain embedded derivatives that otherwise would require bifurcation and separate accounting at fair value.

The convertible notes, inclusive of their respective accrued interest at the stated interest rates (collectively referred to as the “FVO debt instruments”) were initially recorded at fair value as liabilities on the consolidated balance sheets and subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. The changes in fair value of the FVO debt instruments are recorded in changes in fair value of convertible notes, included as a component of other income (expense), net, in the consolidated statements of operations.

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

The fair value of the forward option on prepaid forward contracts, convertible notes, and the warrants liability, are classified as Level 3 in the fair value hierarchy.

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the three months ended March 31, 2023 and 2022 (in thousands):

	Forward Option-
	Prepaid			Notes Payable
Level 3 Rollforward	Forward Contracts	Convertible Notes (1)	Warrants Liability	Derivative Liability
Balance January 1, 2022	$—	$—	$—	$(526)
Additions	—	—	—	(52)
Changes in fair value	—	—	—	(23)
Balance March 31, 2022	$—	$—	$—	$(601)

Balance January 1, 2023	$1,729	$—	$—	$—
Additions	—	2,500	500	—
Sale of recycled shares	(564)	—	—	—
Principal payments	—	(10)	—	—
Changes in fair value	(1,654)	(100)	—	—
Balance March 31, 2023	$(489)	$2,390	$500	$—

(1) Elected the fair value option of accounting as discussed in Note 2.

The convertible notes are recorded as liabilities and are recorded at fair value based on Level 3 measurements. The estimated fair values of the convertible notes are each determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the convertible notes are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate rate debt that the Company believes is appropriate for those probability-adjusted cash flows.

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

Note 3. Forward Purchase Agreements

During the three months ended March 31, 2023, 374,005 recycled shares were sold by Forward Purchase Agreement Sellers ("FPA Sellers"). The Company received $1,870 for the shares sold and recognized a gain of $1,306 on the sale. There were 773,400 recycled shares remaining on March 31, 2023. A loss on remeasurement of $1,654 was recorded in Change in fair value of forward option on the unaudited consolidated statements of operations. On March 31, 2023, the value of the forward option within the Forward Purchase Agreements ("FPA") was a liability of $489 and was recorded as Forward option-prepaid forward contracts on the unaudited consolidated balance sheets on March 31, 2023.

In March 2023, a Volume Weighted Average Price ("VWAP") trigger event occurred, and the FPAs could mature on the date specified by the FPA Sellers at the FPA Sellers’ discretion. The FPA Sellers have not specified the Maturity Date of the Forward Purchase Agreements as of the issuance of these unaudited consolidated financial statements.

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
Accrued commitment fee, equity line of credit	$—	$1,500
Accrued bonus	621	450
Accrued research and development	212	18
Accrued settlement	200	—
Accrued director remuneration	157	61
Accrued legal	137	80
Accrued extension consideration to notes payable holders	100	—
Accrued interest	33	112
Accrued other	71	24
Total accrued expenses	$1,531	$2,245

Note 5. Equity Line of Credit

The Company paid previously accrued commitment fees of $1,500 during the three months ended March 31, 2023, of which $1,000 was paid in 218,842 shares of common stock and $500 was paid in cash.

During the three months ended March 31, 2023, the Company sold 378,006 shares of common stock to Tumim Stone Capital LLC for proceeds of $1,108 as part of the equity line financing arrangement. As of March 31, 2023, $98,892 was available to draw.

Notes to the Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Note 6. Notes Payable

Notes payable consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
LMFA notes payable	$443	$968
LMFAO note payable	1,758	2,785
Maxim note payable	3,640	4,167
Insurance financing	493	910
Unamortized deferred financing costs	(96)	—
	6,238	8,830
Less current portion	(493)	(1,178)
	$5,745	$7,652

Future maturities of principal repayment of the notes payable as of March 31, 2023 are as follows:

($ in thousands)
Years ended December 31:
2023 (remaining)	$493
2024	5,841
$6,334

On March 15, 2023, the Company amended its LMFA notes, LMFAO note, and Maxim note, extending their maturity dates to June 15, 2024. In consideration for such extension, the Company agreed to pay the noteholders an aggregate amount of $100 in cash upon receipt of proceeds from the issuance of the note at the second closing under the securities purchase agreement (see Note 7). The $100 consideration for the modification was capitalized as deferred financing costs. The Company amortized $4 of the deferred financing costs during the three months ended March 31, 2023.

LMFA Notes Payable

During the three months ended March 31, 2023, the maturity date was extended to June 15, 2024. The balance due was $443 and $968 as of March 31, 2023 and December 31, 2022, respectively. The balance at December 31, 2022 consisted of a $700 interest bearing note and a $268 noninterest bearing note. The Company recorded interest expense of $12 for the three months ended March 31, 2023 on the interest bearing note. The noninterest bearing note was paid in full in January 2023.

On March 13, 2023, the Company entered into a $100 promissory note with LMFA with an interest rate of 7.0% per annum. The promissory note was payable on demand at any time after April 13, 2023, and had no prepayment penalty. The Company repaid the loan on March 24, 2023.

LMFAO Note Payable

During the three months ended March 31, 2023, the maturity date was extended to June 15, 2024. The mandatory repayment provisions of the LMFAO note were waived for the first senior unsecured convertible note drawn on March 15, 2023 (Note 7) but are not waived for subsequent draws.

The balance due was $1,758 and $2,785 on March 31, 2023 and December 31, 2022, respectively. The Company recorded interest expense of $43 for the three months ended March 31, 2023.

Maxim Note Payable

During the three months ended March 31, 2023, the maturity date was extended to June 15, 2024. The mandatory repayment provisions of the Maxim note were waived for the first senior unsecured convertible note drawn on March 15, 2023 (Note 7) but are not waived for subsequent draws.

Notes to the Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

The balance of the Maxim note was $3,640 and $4,167 as of March 31, 2023 and December 31, 2022, respectively. The Company recorded interest expense of $67 for the three months ended March 31, 2023.

Insurance Financing

The balance due was $493 and $910 on March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, five monthly installments of $101, consisting of principal and interest remain. The Company recorded interest expense of $11 for the three months ended March 31, 2023.

Notes Payable

Amortization of the debt discounts related to the Dow, Union Carbide, IBT and investor notes for the three months ended March 31, 2022 was $109.

Note 7. Convertible Notes

3i Notes

On March 15, 2023, the Company entered into a securities purchase agreement with 3i LP ("3i") a related party institutional investor, whereby the Company has the ability to issue a series of four senior unsecured convertible notes (collectively the "Convertible Notes"), with principal amounts totaling up to $9,000, and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued a note (the "First Convertible Note"), convertible into 1,207,729 shares of common stock at an initial conversion price of $2.70, in a principal amount of $3,261, and a warrant to purchase up to 328,352 shares of common stock. The First Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on June 15, 2024, and requires monthly installments of principal and interest.

The Company concluded that the transaction includes two legally detachable and separately exercisable freestanding financial instruments: the Convertible Notes and the warrants. The Company concluded that the warrants should be recorded as a liability (see Note 8). The Company determined the Convertible Notes are liability instruments under ASC 480, Distinguishing Liabilities from Equity. The Convertible Notes were then evaluated in accordance with the requirements of ASC 825, and it was concluded that the Company was not precluded from electing the FVO for the Convertible Notes. As such, the Convertible Notes are carried at fair value in the consolidated balance sheets. The Convertible Notes are measured at fair value each reporting date with changes in fair value recognized in the consolidated statements of operations, unless the change is concluded to be related to the changes in the Company’s credit rating, in which case the change will be recognized as a component of accumulated other comprehensive income in the consolidated balance sheets.

There is a difference of $861 between the fair value of the First Convertible Note of $2,390 and the unpaid principal balance of $3,251 at March 31, 2023.

Future maturities of principal repayment of the First Convertible Note as of March 31, 2023 are as follows:

($ in thousands)
Years ended December 31:
2023 (remaining)	$1,947
2024	1,304
$3,251

The fair value of the First Convertible Note is recorded in current liabilities on the consolidated balance sheets as the anticipated cash settlements during the twelve-month period following March 31, 2023, exceeds the recorded fair value of the First Convertible Note.

Notes to the Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Note 8. Warrants

On March 15, 2023, as part of the issuance of the First Convertible Note (see Note 7) 328,352 warrants (“Convertible Note Warrants”) were issued with an exercise price of $2.97 per share. The Convertible Note Warrants expire five years from their issuance date and contain cashless exercise provisions. The Company does not have the ability to redeem the Convertible Note Warrants. The Convertible Note Warrants were valued at $500 at issuance.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in and Entity’s own Equity, the Company has determined that the Convertible Note Warrants do not meet the conditions for equity classification, due to potential cash settlement under the exchange cap provision of the securities purchase agreement, and should be carried on the consolidated balance sheets as a liability measured at fair value, with subsequent changes in fair value recorded in the consolidated statements of operations as change in fair value of warrants liability. The fair value of the Convertible Note Warrants was determined using a Black-Scholes option pricing model, which considers variables such as estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years.

The Company has the following warrants outstanding:

	March 31,	December 31,
	2023	2022
Public Stockholders' Warrants	10,350,000	10,350,000
Private Placement Warrants	5,738,000	5,738,000
PIPE Investor Warrants	700,000	700,000
Convertible Note Warrants	328,352	—
SeaStar Warrants	69,714	69,714
	17,186,066	16,857,714

Note 9. Common Stock

The following represents stock-based compensation expense in the company’s unaudited consolidated statements of operations for the three months ended March 31:

($ in thousands)	2023	2022
Research and development	$39	$—
General and administrative	466	4
Total	$505	$4

Note 10. Commitments and Contingencies

License and distribution agreement

On December 27, 2022, the Company entered into a license and distribution agreement with a distributor, appointing the distributor as the exclusive distributor to promote, advertise, market, distribute and sell the Selective Cytopheretic Device (“SCD”) in the United States. The Company received an upfront payment of $100 on January 3, 2023. If the Company does not receive written authorization to market the SCD, prior to the first anniversary of the effective date, the Company will repay the $100. The Company has recorded the $100 upfront payment as a liability in the consolidated balance sheets as of March 31, 2023. The Company shall also receive milestone payments in the amounts of $450 and $350 for obtaining approval from the Food and Drug Administration ("FDA") and for selling the first sixty units to any third parties. The term of the agreement is three years.

Notes to the Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Lease agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was $8 for the three months ended March 31, 2023 and 2022.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company recorded $200 for a legal settlement in accrued expenses as of March 31, 2023. The settlement will be paid in four installments of $50 in May 2023, July 2023, September 2023, and November 2023. The Company was not subject to any other material legal proceedings during the three months ended March 31, 2023, and no material legal proceedings are currently pending or threatened.

Note 11. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

Note 12. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the warrants, common stock options, and restricted stock units are considered to be potentially dilutive securities. As the Company has reported net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods.

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

Three Months Ended March 31:	2023	2022
Public Stockholders' warrants	10,350,000	—
Private Placement warrants	5,738,000	—
PIPE Investor warrants	700,000	—
Convertible Note warrants	328,352
SeaStar warrants	69,714	69,714
Options to purchase common stock	244,792	332,544
Restricted stock units	298,389	—
Total	17,729,247	402,258

Notes to the Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Net loss per share is calculated using the shares in connection with the Business Combination and related transactions, assuming the shares were outstanding since January 1, 2022. As the Business Combination and related transactions are being reflected as if they had occurred at the beginning of the period presented, the calculation of weighted average shares outstanding for basic and diluted net loss per share assumes that the shares issued in connection with the Business Combination have been outstanding for the entire period presented. The calculation of weighted average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2022 has been retroactively restated to give effect to the Business Combination.

Three Months Ended March 31:	2023	2022
Net loss	$(5,262)	$(1,004)
Weighted average shares outstanding - basic and diluted	13,025,852	7,238,767
Basic and diluted net loss per share	$(0.40)	$(0.14)

Note 13. Subsequent Events

On April 3, 2023, the Company made the first principal payment of $217 and interest payment of $19 on the First Convertible Note.

In May 2023, the Company made three principal and interest payments on the First Convertible Note. In accordance with and pursuant to the First Convertible Note, 3i elected to convert the conversion amount (as defined in the First Convertible Note) into shares of common stock of the Company. Principal of $140 and interest of $10 was converted into 123,104 shares of common stock.

On May 12, 2023, the Company issued the second unsecured convertible note (the “Second Convertible Note”) under the securities purchase agreement (see Note 7). The Second Convertible Note is convertible into 805,153 shares of common stock at an initial conversion price of $2.70, in a principal amount of $2,174, and a warrant to purchase up to 218,901 shares of common stock. The Second Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on August 12, 2024, and requires monthly installments of principal and interest. The warrants have an initial exercise price of $2.97 per share of common stock, expire five years from their issuance date, and contain cashless exercise provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical,“ “we,“ “us,” “our,” and “the Company” are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries following the Business Combination.

Overview

On October 28, 2022, LMAO consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc. and SeaStar Medical, Inc. pursuant to an Agreement and Plan of Merger (the "Business Combination").

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

We are initially using our proprietary Selective Cytopheretic Device (“SCD”) technology platform to clinically validate several acute organ injury indications, including kidneys and lungs. Our investigational SCD is an extracorporeal synthetic membrane device designed to be easily integrated into existing Continuous Renal Replacement Therapy ("CRRT") systems that are commonly installed in hospitals, including in Intensive Care Units throughout the United States. Once approved and commercialized, the SCD would initially target acute kidney injury in both the pediatric CRRT population as well as adults on CRRT. In addition, we are developing our SCD to address inflammation associated with chronic dialysis and chronic heart failure. The regulatory approval process for our SCD product candidates is costly and involves significant risks and uncertainties. For a detailed description of these and other risks, please see “Risk Factors” under Part II, Item I of this Form 10-Q.

We have incurred net losses in each year since our inception in 2007. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $104.6 million and $99.3 million, respectively. Our net losses were $5.3 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. For the three months ended March 31, 2022, additional losses were related to the change in fair value of the forward option derivatives.

As of March 31, 2023 and December 31, 2022, we had cash of $0.7 million and $0.0 million, respectively.

Our accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited consolidated financial statements are made available. See Note 1 to our unaudited consolidated financial statements for the three months ended March 31, 2023 included elsewhere in this Form 10-Q for additional information on our assessment.

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

Other significant general and administrative expenses include facilities costs, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents and obtaining financing. As we continue to expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, a new enterprise resource planning platform, and branding.

Other Income (Expense), Net

Total other income (expense), net primarily consists of interest expense relating to interest incurred on our notes, interest incurred on our convertible notes, change in the fair value of warrants liability, change in fair value of convertible notes, gain on issuance of convertible notes, change in fair value of forward-option forward contracts, and gain on sale of recycled shares.

Net Loss

Net loss consists of the Company’s loss from operations, less other expense.

Factors Affecting the Company’s Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Form 10-Q, including those discussed in Part I, Item 1A, “Risk Factors,” for additional information.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months Ended
	March 31,		Change
($ in thousands)	2023	2022	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	1,784	355	1,429	403%
General and administrative	2,797	457	2,340	512%
Total operating expenses	4,581	812	3,769	464%
Loss from operations	(4,581)	(812)	(3,769)	464%
Total other income (expense)	(681)	(192)	(489)	255%
Loss before income tax provision	(5,262)	(1,004)	(4,258)	424%
Income tax provision (benefit)	—	—	—
Net loss	$(5,262)	$(1,004)	$(4,258)	424%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Three Months Ended
	March 31,		Change
($ in thousands)	2023	2022	$	%
Clinical trials	$550	$—	$550	100%
External services	603	270	333	123%
Payroll and personnel expenses	568	43	525	1,221%
Other research and development expenses	63	42	21	50%
	$1,784	$355	$1,429	403%

Research and development expenses for the three months ended March 31, 2023 and 2022 were $1.8 million and $0.4 million, respectively. The increase in research and development expenses of $1.4 million, or 403%, was primarily driven by increases in clinical trial expenses of $0.6 million, an increase in the use of external services of $0.3 million, and an increase in payroll and personnel expenses of $0.5 million.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 and 2022 were $2.8 million and $0.5 million, respectively. The increase in general and administrative expenses of $2.3 million, or 512%, was driven by an increase in professional fees related to SEC reporting of $0.6 million, an increase in payroll related expenses of $0.7 million, an increase in insurance expense of $0.4 million, expenses related to financial instruments of $0.1 million, cost of SEC reporting of $0.2 million, a legal settlement of $0.2, and an increase in marketing expenses of $0.1 million.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2023 and 2022 was expense of $0.7 million and expense of $0.2 million, respectively. The increase of $0.5 million primarily resulted from the change in fair value of forward option-prepaid forward contracts, partially offset by the change in fair value of convertible notes, gain in the issuance of convertible notes, and a gain on sales of recycled shares.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the three months ended March 31, 2023, and an income tax benefit of $0.0 million for the three months ended March 31, 2022.

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

Net Loss

During the three months ended March 31, 2023, SeaStar Medical had a net loss of $5.3 million compared to a net loss of $1.0 million for the three months ended March 31, 2022. The increased net loss of $4.3 million primarily resulted from increases in general and administrative expenses of $2.3 million, increases in research and development expenses of $1.4 million, change in fair value of forward option-prepaid forward contracts of $1.7 million, partially offset by the change in fair value of convertible notes of $0.1 million and a gain on sale of recycled shares of $1.3 million during the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $104.6 million and $99.3 million, respectively.

As of March 31, 2023 and December 31, 2022, we had cash of $0.7 million and $0.0 million, respectively. We expect that our existing cash will be insufficient to fund our operations, including clinical trial expenses and capital expenditure requirements. We believe that this raises doubt about our ability to continue as a going concern. To finance our operations beyond that point, we would need to raise additional capital, and there is no guarantee that we will be able to secure additional funding on favorable terms, or at all. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited consolidated financial statements for the period ended March 31, 2023.

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

We do not expect to rely on the cash exercise of warrants to fund our operations. Instead, we intend to rely on our primary sources of cash discussed elsewhere in this Form 10-Q to continue to support our operations. The exercise price of the warrants is $11.50 per share and the closing price of our common stock was $1.86 as of March 31, 2023. Accordingly, we believe that it is currently unlikely that warrant holders will exercise their warrants. The likelihood that warrant holders will exercise the warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock remains less than $11.50 per share, we believe our warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless, and we may not receive any proceeds from the exercise of the warrants. To the extent that any of the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease.

On March 15, 2023, the Company entered into a securities purchase agreement with an institutional investor, whereby the Company agreed to issue a series of four senior unsecured convertible notes, with principal amounts totaling up to $9.8 million, and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued the first senior unsecured convertible note in the amount of $3.3 million and warrants to purchase 328,352 shares of common stock. The senior unsecured convertible notes will be issued at an 8.0% discount and bear interest at 7.0% per annum and mature on June 15, 2024. The senior unsecured convertible notes are redeemable, in whole or in part, at any time at the discretion of the Company. The warrants have an initial exercise price of $2.97 per share of common stock, expire 5 years from their issuance date, and contain cashless exercise provisions.

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

On March 15, 2023, the Company amended its LMFA notes, LMFAO note and Maxim note, extending their maturity dates to June 15, 2024. In consideration for such extension, the Company agreed to pay the note holders an aggregate amount of $0.1 million in cash upon receipt of proceeds from the issuance of the notes at the second closing under the securities purchase agreement. The mandatory repayment provisions of the notes were waived for the first senior unsecured convertible note drawn on March 15, 2023, but are not waived for subsequent draws.

On March 13, 2023, the Company entered into a $0.1 million promissory note with LM Funding America Inc. with an interest rate of 7.0% per annum. The promissory note was payable on demand at any time after April 13, 2023 and had no prepayment penalty. The Company repaid the loan on March 24, 2023.

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our SCD product for approval by the Food and Drug Administration ("FDA"), and (ii) if regulatory approval is obtained, to launch and commercialize our product in the U.S. market, including subsequent launches in key international markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Based on our results of operations and liquidity as of March 31, 2023, we believe our cash and cash equivalents, including the cash we obtained from the Business Combination and the PIPE Investment, as well as potential proceeds available under the Purchase Agreement with Tumim Stone Capital ("Tumim") and from the Forward Purchase Agreements ("FPA"), are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited consolidated financial statements for the three months ended March 31, 2023, are made available. In addition, we do not expect to receive any cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of such warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher, than we project, and our cash and cash equivalents position is reduced faster than anticipated. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results, and financial condition. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(2,294)	$(587)
Investing activities	—	—
Financing activities	2,972	284
	$678	$(303)

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $2.3 million compared to $0.6 million for the three months ended March 31, 2022. The increase in cash used for operating activities of $1.7 million is primarily due to the increase of resources to launch the clinical trial.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $3.0 million, primarily related to the issuance of new shares of common stock, proceeds from convertible notes, and the sale of recycled shares, partially offset by payments of notes payable. Cash provided by financing activities for the three months ended March 31, 2022 was $0.3 million, primarily from the issuance of notes payable.

Critical Accounting Policies and Estimates

The preparation of the unaudited consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Although actual results could materially differ from those estimates, such estimates are developed based on the best information available to management and management's best judgments at the time.

Significant estimates include the valuation of the forward option on forward purchase agreement, derivative liability, warrants, convertible notes at fair value, and the amount of share-based compensation expense.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2023:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
LMFA note payable	443	—	443	—	—
LMFAO note payable	1,758	—	1,758	—	—
Maxim note payable	3,640	—	3,640	—	—
First Convertible Note	3,251	2,599	652
Insurance Financing	493	493	—	—	—
Total contractual obligations	$9,585	$3,092	$6,493	$—	$—

Recent Developments

Forward Purchase Agreements

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

In March 2023, a VWAP trigger event occurred, and the Forward Purchase Agreements could mature on the date specified by the FPA Sellers at the FPA Sellers’ discretion. The FPA Sellers have not specified the Maturity Date of the Forward Purchase Agreements as of the issuance of these unaudited consolidated financial statements.

Equity Line of Credit

The Company paid previously accrued commitment fees of $1,500 during the three months ended March 31, 2023, of which $1,000 was paid in 218,842 shares of common stock and $500 was paid in cash.

During the three months ended March 31, 2023, the Company sold 378,006 shares of common stock to Tumim for $1,108 as part of the equity line financing arrangement.

Convertible Notes

On March 15, 2023, the Company entered into a securities purchase agreement with a related party institutional investor, whereby the Company will issue a series of four senior unsecured convertible notes, with principal amounts totaling up to $9,000, and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued a note, convertible into 1,207,729 shares of common stock at an initial conversion price of $2.70, in a principal amount of $3,261, and a warrant to purchase up to 328,352 shares of common stock. The senior unsecured convertible note was issued at an 8.0% discount, bears interest at 7.0% per annum, and matures on June 15, 2024. The senior unsecured convertible notes are redeemable, in whole or in part, at any time at the discretion of the Company. The warrants have an initial exercise price of $2.97 per share of common stock, expire five years from their issuance date, and contain cashless exercise provisions. The convertible note contains an original issue discount of $261 and was measured at fair value.

The warrants attached to the note at the time of issuance had a fair value of $500 and are classified as a liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Form 10-Q as Exhibits 31.1 and 31.2.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2023.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The management of the Company has designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

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

Identification of Material Weaknesses

In the course of preparing the unaudited consolidated financial statements that are included in this Form 10-Q, the Company has identified material weaknesses in its internal controls over financial reporting as of March 31, 2023, which relates to a deficiency in the design and operation of its financial accounting and reporting controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company identified deficiencies in internal controls over financial reporting which were determined to rise to the level of material weaknesses. The Company has identified that additional headcount will be addressed in the near term to allow for further research and internal dialogue on complex accounting transactions prior to final conclusion. The Company will also continue to review the overall internal control environment as we develop the requisite internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other public filings, which could materially affect our business, financial condition or future results. Except as set forth below, there has been no material changes from risk factors previously disclosed in “Risk Factors” in our Form 10-K for the year ended December 31, 2022:

If the Company fails to obtain additional financing, it would be forced to delay, reduce or eliminate its product development program, which may result in the cessation of its operations.

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. The Company expects its research and development expenses to substantially increase in connection with its ongoing activities, particularly as it advances its clinical programs. As of March 31, 2023 and December 31, 2022, the Company had negative working capital of $4.7 million and $2.3 million, respectively. The Company currently does not have sufficient capital to support its operations and complete its planned regulatory approval process. The Company will need to secure additional capital to continue its operation, and such funding may not be available on acceptable terms, or at all. In addition, the Company incurred a significant amount of debt, including the issuance of unsecured and secured promissory notes to LM Funding America, Inc. (“LMFA”), LMFAO Sponsor (the "Sponsor"), Maxim ("Maxim”), and convertible notes to 3i LP, an affiliate of Tumim Stone Capital ("Tumim"), and the Company may not have sufficient funds to repay these loans. Even if the Company obtains additional funding, the Company will be required to make certain mandatory payments under such promissory notes, which will reduce the amount of proceeds available for the Company to operate its business.

On August 23, 2022, LMAO and SeaStar Medical, Inc. entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim for the purchase of up to $100.0 million in shares of the common stock after the consummation of the Business Combination. There are certain conditions and limitations on the Company’s ability to utilize the $100.0 million equity line with Tumim. The Company will be required to satisfy various conditions, which include, among others: (1) delivery of a compliance certificate; (2) filing of an initial registration statement; and (3) customary bring-down opinions and negative assurances, in order to commence the selling of common stock to Tumim under the Purchase Agreement. Once such conditions are satisfied, Tumim’s purchases are subject to various restrictions and other limitations, including a cap on the number of shares of common stock that we can sell based on the trading volume of our common stock, as well as certain beneficial ownership restrictions of Tumim. If any of these conditions are not satisfied or limitations are in effect, the Company may not be able to utilize all or part of the Tumim equity line, which would have an adverse impact on the Company’s ability to satisfy its capital needs and could have a material adverse impact on its business. The Company has received a total of $1.1 million from the Purchase Agreement through March 31, 2023. However, this source of capital may be limited since it depends substantially on the trading volume and price of our common stock.

In March 2023, the Company completed a convertible note financing in which the Company may issue up to a principal amount of approximately $9.8 million of convertible notes to 3i LP (the “Lender”) in four separate tranches subject to certain conditions (the “Convertible Note Financing”), and on March 15, 2023, the Company closed the first tranche of the financing by issuing a convertible note in a principal amount of $3.3 million, and a warrant to purchase up to 328,352 shares of common stock. However, there is no guarantee that the Company will be able to satisfy the conditions required to issue additional notes under the remaining three tranches, including the requirement to obtain stockholder approval of such financing at the next annual meeting of stockholders. In addition, because some of the outstanding notes of the Company with Maxim, LMFA, and Sponsor include mandatory prepayment provisions, the Company may be required to use a portion of the proceeds from the Convertible Note Financing to repay such notes, unless the Company can obtain a waiver from holders of such notes, and there is no guarantee that such waivers will be obtained. Even if the Company receives sufficient capital in the future, the Company will be required to raise additional funds to support its own operations and complete its planned regulatory approval process, and such funding may not be available in sufficient amounts or on acceptable terms to the Company, or at all. If it is unable to raise additional capital when required or on acceptable terms, the Company may be required to:

•
significantly delay, scale back or discontinue the development or commercialization of its product candidates;
•
seek corporate partners on terms that are less favorable than might otherwise be available; and/or

•
relinquish or license on unfavorable terms, its rights to technologies or product candidates that it otherwise would seek to develop or commercialize itself.

If it is unable to raise additional capital in sufficient amounts or on acceptable terms, the Company will be prevented from pursuing development and commercialization efforts, including completing the clinical trials and regulatory approval process for its SCD product candidates, which would have a material adverse impact on its business, results of operations, and financial condition.

The Company is subject to certain risks related to our Forward Purchase Agreements, which could have a material adverse effect on the price of our common stock and our business, financial condition and results of operations.

On October 17 and October 25, 2022, LMAO and SeaStar Medical, Inc. entered into a forward purchase agreement (the “Vellar FPAs”) with Vellar Opportunity Fund SPV LLC – Series 4 (“Vellar”) and HB Strategies LLC (“HB Strategies” and together with Vellar, the “FPA Sellers”), respectively. According to the terms of the FPAs, the FPA Sellers purchased, through a broker in the open market, shares of Common Stock from holders other than LMAO or affiliates of LMAO, including from holders who had previously elected to redeem shares pursuant to the redemption rights in connection with the Business Combination (such purchased shares, the “Recycled Shares”).

Either of the FPA Sellers may, in its discretion, sell in the open market any or all of the Recycled Shares they purchase (the "Terminated Shares"). The Company is entitled to proceeds from sales of Terminated Shares equal to the number of Terminated Shares multiplied by the Reset Price (the “Reset Price”). Following the Closing, the Reset Price was initially $10.00 per Terminated Share, but is adjusted on the last scheduled trading day of each month commencing on the first calendar month following the Closing to the lowest of (a) the then-current Reset Price, (b) $10.00 and (c) the volume weighted average price (“VWAP Price”) of our Common Stock for the last ten (10) trading days of the prior calendar month, but not lower than $5.00. While the Company may receive cash proceeds from sales of Terminated Shares by an FBA Seller, the FBA Sellers may not have any incentive to sell Terminated Shares unless the trading price of our Common Stock is above the Reset Price. There is no guarantee that the trading price of our Common Stock will equal or exceed the current Reset Price, or that the future trading price of our Common Stock may equal or exceed the Reset Price in subsequent applicable periods. In such a case, the FPA Sellers may not sell Terminated Shares, in which case we will not be able to receive any cash proceeds from the FPAs. In addition, if an FPA Seller decides to sell their shares into the market, it may cause the trading price of our Common Stock to decline significantly.

Pursuant to the terms of the FPAs, the maturity date of the FPAs (each, a “Maturity Date” and collectively, the “Maturity Dates”) will be the earliest of (a) the third anniversary of the Closing, and (b) upon an FPA Seller’s election, after any 30 consecutive trading-day period during which the volume-weighted average price of our Common Stock for 20 trading days is less than $3.00 per Share (a “VWAP Trigger Event”). On a Maturity Date, the Company will owe to an FPA Seller an amount equal to the product of (1) number of shares of Common Stock held by such FPA at the time of the Maturity Date, multiplied by (2) $2.50 (the “Maturity Consideration”). The Maturity Consideration may be paid in cash or, at the option of the Company, Common Stock, the number of which shall be based on the average daily volume weighted average price of Common Stock over the 30 trading days ending on the Maturity Date.

Due to the declining trading price of our Common Stock from March to May 2023, a VWAP Trigger Event has occurred, which caused the FPAs to reach Maturity Date. The Company is currently discussing with the FPA Sellers regarding the amount of Maturity Consideration, including the possibility to reduce or restructure the Maturity Consideration. On May 10, 2023, Vellar issued to the Company a VWAP Trigger Event notice (a “VWAP Trigger Event Notice”). If the Company is not able to reach an agreement with the FPA Sellers, then the Company will be required to pay an additional amount in cash or an amount in shares of Common Stock to satisfy the obligations at Maturity Date. There can be no guarantee that the Company will have funds available to satisfy a cash obligation owed to either or both of the FBA Sellers and the issuance of a significant number of additional shares of Common Stock to either or both of the FBA Sellers may have a substantial dilutive effect to our stockholders and a decline in the trading price of our Common Stock. The occurrence of any of these events is likely to have a material adverse effect on our business, financial condition and results of operations.

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

The Company is required to submit a substantial amount of supporting documentation for its HDE application to demonstrate the eligibility of the SCD to treat pediatric patients. The Company recently announced that it has received a letter from the Center for Biologics Evaluation and Research (“CBER”) of the FDA regarding the Company’s HDE application for its pediatric SCD program. In the letter, the FDA indicated that the application is not approvable in its current form but outlined specific guidance as to how the application may be amended and resubmitted successfully. While the Company believes that each of the current deficiencies cited by CBER in their letter are readily addressable, there is no guarantee that the Company will be able to fully address these deficiencies to obtain approval in a timely or at all, and failure to do so will adversely affect the Company’s business operations and financial conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 3i LP, an institutional investor (the “Purchaser”), pursuant to which the Company agreed to sell and issue to the Purchaser, in a series of up to four closings, senior unsecured convertible notes (the “Notes”), convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), in a principal amount of up to approximately $9.8 million and warrants (the “Warrants”) to purchase shares of the Company’s Common Stock. On March 15, 2023 (the “Initial Closing Date”), the Company issued a Note, convertible into 1,207,729 shares of Common Stock at an initial conversion price of $2.70, in a principal amount of $3,260,869.57, and a Warrant to purchase up to 328,352 shares of Common Stock.

At the second closing, the Company will issue and sell to the Purchaser (i) an additional Note in a principal amount of $2,173,913.04 and (ii) additional Warrants to purchase up to 218,901 shares of Common Stock. At each of the third and fourth closings, the Company may, at its option, issue and sell to the Purchaser (i) additional Notes, each in a principal amount of $2,173,913.04 and (ii) additional Warrants to purchase shares of Common Stock equal to 25% of the Purchaser’s shares of Common Stock issuable upon conversion of the Notes on the applicable closing date. Pursuant to the Purchase Agreement, the Company must satisfy certain additional conditions in order to sell and issue the additional Notes and additional Warrants at the second, third and fourth closings. Such additional conditions include, but are not limited to, the effectiveness of a registration statement to be filed by the Company with the SEC to register shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants, and for the third and fourth closings, the approval by stockholders of the Company to issue more than 19.99% of issued and outstanding shares pursuant to applicable Nasdaq Rules. If the third closing and fourth closing do not occur within the one-year anniversary of the Initial Closing Date, the Company’s right to effect the third and fourth closings shall automatically terminate.

The Notes will be issued at an 8% original issue discount and bear an interest rate of 7%. The Notes mature fifteen (15) months after their issuance, or June 15, 2024 unless accelerated due to an event of default. The Notes are redeemable, in whole or in part, at any time at the discretion of the Company. At the Initial Closing Date, the Company received net proceeds, after the original issue discount and the Purchaser’s counsel fees, of $2,370,000.00.

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

The Notes, Warrants, and shares of Common Stock issuable upon conversion of the Notes and upon exercise of such Warrants (the “Underlying Securities”), have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued and sold to an accredited investor in reliance upon the exemption from registration contained in Regulation D promulgated under the Securities Act. The Notes, Warrants and Underlying Securities may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

N/A

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on March 16, 2023).
4.2	Description of Securities (included under “Description of Securities” in Form S-1 filed by the registrant on January 20, 2023).
10.1

Securities Purchase Agreement, dated as of March 15, 2023, by and among SeaStar Medical Holding Corporation and 3i, LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the registrant on March 16, 2023).

10.2

Registration Rights Agreement, dated as of March 15, 2023, by and among SeaStar Medical Holding Corporation and 3i, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the registrant on March 16, 2023)

10.3	Form of Senior Unsecured Convertible Note (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the registrant on March 16, 2023).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: May 15, 2023	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Caryl Baron
Caryl Baron
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints Eric Schlorff his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Form 10-Q, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Schlorff Eric Schlorff	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2023

/s/ Caryl Baron Caryl Baron	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2023

/s/ Rick Barnett Rick Barnett	Chairman of the Board of Directors	May 15, 2023

/s/ Kenneth Van Heel Kenneth Van Heel	Director	May 15, 2023

/s/ Andres Lobo Andres Lobo	Director	May 15, 2023

/s/ Allan Collins Allan Collins	Director	May 15, 2023

/s/ Bruce Rodgers Bruce Rodgers	Director	May 15, 2023

/s/ Richard Russell Richard Russell	Director	May 15, 2023