Form 10-Q
period 2023-06-30
SeaStar Medical Holding Corp
filed 2023-08-14
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 4, 2023, the registrant had 18,570,971 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$13	$47
Other receivables	—	12
Prepaid expenses	2,319	2,977
Total current assets	2,332	3,036
Forward option-prepaid forward contracts, net	-	1,729
Other assets	2	2
Total assets	$2,334	$4,767
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,355	$1,927
Accrued expenses	1,095	2,245
Contingent upfront payment for license agreement	100	—
Notes payable, net of deferred financing costs	5,907	1,178
Convertible notes	2,230	—
Warrants liability	95	—
Total current liabilities	13,782	5,350
Notes payable, net of deferred financing costs	-	7,652
Total liabilities	13,782	13,002
Commitments and contingencies (see Note 10)
Stockholders' deficit (1)
Common stock - $0.0001 par value per share; 100,000,000 shares authorized; 18,121,238 and 12,699,668 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	1
Additional paid-in capital	96,806	91,089
Accumulated deficit	(108,256)	(99,325)
Total stockholders' deficit	(11,448)	(8,235)
Total liabilities and stockholders' deficit	$2,334	$4,767

(1) Retroactively restated to give effect to the reverse recapitalization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$2,007	$596	$3,791	$951
General and administrative	1,743	716	4,540	1,173
Total operating expenses	3,750	1,312	8,331	2,124

Loss from operations	(3,750)	(1,312)	(8,331)	(2,124)

Other income (expense), net
Interest expense	(225)	(191)	(658)	(360)
Change in fair value of convertible notes	(100)	—	—	—
Change in fair value of warrants liability	480	—	480	—
Change in fair value of notes payable derivative liability	—	601	—	578
Change in fair value of forward option-prepaid forward contracts	(69)	—	(1,723)	—
Gain on sale of recycled shares	—	—	1,306	—
Total other income (expense), net	86	410	(595)	218

Loss before provision for income taxes	(3,664)	(902)	(8,926)	(1,906)

Provision for income taxes	5	—	5	—

Net loss	$(3,669)	$(902)	$(8,931)	$(1,906)
Net loss per share of common stock, basic and diluted	$(0.25)	$(0.12)	$(0.64)	$(0.26)
Weighted-average shares outstanding, basic and diluted (1)	14,932,866	7,238,767	13,984,625	7,238,767

(1) Retrospectively restated to give effect to the reverse recapitalization

The accompanying notes are an integral part of these condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(in thousands, except for share and per-share amounts)

	Stockholders' Deficit
					Total
	Common Shares		Additional	Accumulated	Stockholders'
	Shares (1)	Amount	Paid-In Capital	Deficit	Deficit
Balance, January 1, 2022	7,238,767	$1	$73,495	$(76,312)	$(2,816)
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(1,004)	(1,004)
Balance, March 31, 2022	7,238,767	1	73,499	(77,316)	(3,816)
Stock-based compensation			345		345
Net loss				(902)	(902)
Balance, June 30, 2022	7,238,767	$1	$73,844	$(78,218)	$(4,373)

Balance, January 1, 2023	12,699,668	$1	$91,089	$(99,325)	$(8,235)
Issuance of shares - equity line of credit	378,006	—	1,108	—	1,108
Issuance of shares - commitment fee for equity line of credit	218,842	—	1,000	—	1,000
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(5,262)	(5,262)
Balance, March 31, 2023	13,296,516	1	93,702	(104,587)	(10,884)
Issuance of shares - equity line of credit	26,993	—	55	—	55
Issuance of shares - conversion of convertible notes	3,088,167	1	1,936	—	1,937
Issuance of shares - vesting of RSUs	153,405	—	—	—	—
Issuance of shares - prepaid forward contracts	1,096,972	—	558	—	558
Stock-based compensation	459,185	—	555	—	555
Net loss	—	—	—	(3,669)	(3,669)
Balance, June 30, 2023	18,121,238	$2	$96,806	$(108,256)	$(11,448)

(1) Retroactively restated to give effect to the reverse recapitalization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands, except for shares and per-share amounts)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(8,931)	$(1,906)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on notes payable	—	208
Amortization of deferred financing costs	23	—
Non-cash accrued interest related to notes payable	—	151
Non-cash conversion of accrued expenses into notes payable	—	96
Non-cash fair value of discount on issuance of notes payable	—	(52)
Non-cash fair value of derivative liability on issuance of notes payable	—	52
Change in fair value of notes payable derivative liability	—	(578)
Change in fair value of warrants liability	(480)	—
Change in fair value of forward option - prepaid forward contracts	1,723	—
Gain on sale of recycled shares	(1,306)	—
Stock-based compensation	1,060	349
Changes in operating assets and liabilities
Other receivables	12	—
Prepaid expenses	658	(777)
Accounts payable	2,428	584
Accrued expenses	350	295
Net cash used in operating activities	(4,463)	(1,578)

Cash flows from financing activities
Proceeds from issuance of convertible notes	5,000	—
Payment of convertible notes	(258)	—
Proceeds from issuance of shares	1,163	—
Payment of commitment fee - equity line of credit	(500)	—
Proceeds from sale of recycled shares	1,870	—
Proceeds from notes payable	100	1,681
Payment of notes payable	(2,946)	—
Net cash provided by financing activities	4,429	1,681

Net increase (decrease) in cash	(34)	103

Cash, beginning of period	47	510

Cash, end of period	$13	$613

Supplemental disclosure of cash flow information

Cash paid for interest	$675	$—

Supplemental disclosure of noncash financing activities

Shares issued as payment of convertible notes	$1,937	$—
Shares issued to settle forward option-prepaid forward contracts	$558	$—
Issuance of convertible note warrants	$575	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ended December 31, 2023, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the annual condensed consolidated financial statements and the related notes for the year ended December 31, 2022. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company's wholly owned subsidiary, SeaStar Medical, Inc. All significant intercompany transactions have been eliminated in consolidation.

Segment information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Liquidity and Going Concern

As of June 30, 2023, the Company has an accumulated deficit of $108,256 and cash of $13. We do not believe that will be sufficient to enable us to fund our operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. We believe that these conditions raise substantial doubt about our ability to continue as a going concern.

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

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

If we are unable to raise capital, we could be forced to delay, reduce, suspend, or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the period. Significant estimates include the valuation of the forward option on prepaid forward contracts, derivative liability, warrants, provision for income taxes, convertible debt measured at fair value, and the amount of stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management's best judgments at the time.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company has not experienced any losses on deposits since inception.

Fair value option of accounting

Generally, when financial instruments are first acquired and are not required to be recorded at fair value, ASC 825, Financial Instruments (“ASC 825”), allows an entity to elect the fair value option (“FVO”). The FVO may be elected on an instrument-by-instrument basis only at the time of acquisition and once elected is irrevocable. The FVO allows an entity to account for the entire financial instrument at fair value with subsequent changes in fair value recognized in earnings through the condensed consolidated statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the financial instrument is classified in stockholders’ equity.

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

The convertible notes, inclusive of their respective accrued interest at the stated interest rates (collectively referred to as the “FVO debt instruments”) were initially recorded at fair value as liabilities on the condensed consolidated balance sheets and subsequently re-measured at fair value at the end of each reporting period presented within the condensed consolidated financial statements. The changes in fair value of the FVO debt instruments are recorded in changes in fair value of convertible notes, included as a component of other income (expense), net, in the condensed consolidated statements of operations.

Notes to the Condensed Consolidated Financial Statements

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

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the six months ended June 30, 2023 and 2022 (in thousands):

	Forward Option-
	Prepaid			Notes Payable
Level 3 Rollforward	Forward Contracts	Convertible Notes	Warrants Liability	Derivative Liability
Balance January 1, 2022	$—	$—	$—	$(526)
Additions	—	—	—	(52)
Changes in fair value	—	—	—	578
Balance June 30, 2022	$—	$—	$—	$—

Balance January 1, 2023	$1,729	$—	$—	$—
Additions	—	4,425	575	—
Sale of recycled shares	(564)	—	—	—
Payments	—	(258)	—	—
Shares issued as payments	—	(1,937)	—	—
Changes in fair value	(1,723)	—	(480)	—
Shares issued as maturity consideration	558	—	—	—
Balance June 30, 2023	$—	$2,230	$95	$—

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

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

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

Note 3. Forward Purchase Agreements

During the six months ended June 30, 2023, 374,005 recycled shares were sold by Forward Purchase Agreement Sellers ("FPA Sellers"). The Company received $1,870 for the shares sold and recognized a gain of $1,306 on the sale. Losses on remeasurement of $69 and $1,723 were recorded in Change in fair value of forward option-prepaid forward contracts on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

In March 2023, the price of the Company stock was below $3.00 for more than 20 trading days and the FPA Sellers at their discretion had the ability to specify the maturity dates for the FPA. During the three months ended June 30, 2023, the FPA Sellers specified the maturity dates and the FPAs matured and were settled by transferring 1,096,972 shares to the FPA Sellers, with a fair value of $558. As the FPAs were classified as a liability at fair value, upon settlement, the FPAs were marked to their fair value at the settlement dates and the liability was settled.

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
Accrued commitment fee, equity line of credit	$—	$1,500
Accrued bonus	502	450
Accrued director remuneration	244	61
Accrued settlement	150	—
Accrued interest	72	112
Accrued legal	51	80
Accrued research and development	19	18
Other	57	24
Total accrued expenses	$1,095	$2,245

Note 5. Equity Line of Credit

The Company paid previously accrued commitment fees of $1,500 during the six months ended June 30, 2023, of which $1,000 was paid in 218,842 shares of common stock and $500 was paid in cash.

During the three and six months ended June 30, 2023, the Company sold 26,993 and 404,999 shares of common stock to Tumim Stone Capital LLC for proceeds of $55 and $1,162, respectively, as part of the equity line financing arrangement. As of June 30, 2023, $98,837 was available to draw.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Note 6. Notes Payable

Notes payable consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
LMFA notes payable	$438	$968
LMFAO note payable	1,757	2,785
Maxim note payable	3,590	4,167
Insurance financing	199	910
Unamortized deferred financing costs	(77)	—
	5,907	8,830
Less current portion	(5,907)	(1,178)
	$—	$7,652

Future maturities of principal repayment of the notes payable as of June 30, 2023 are as follows:

($ in thousands)
Years ended December 31:
2023 (remaining)	$—
2024	5,907
$5,907

On March 15, 2023, the Company amended its LMFA notes, LMFAO note, and Maxim note, extending their maturity dates to June 15, 2024. In consideration for such extension, the Company agreed to pay the noteholders an aggregate amount of $100 in cash upon receipt of proceeds from the issuance of the note at the second closing under the securities purchase agreement (see Note 7). The $100 consideration for the modification was capitalized as a deferred financing cost. The Company amortized $20 and $23 of the deferred financing cost during the three and six months ended June 30, 2023, respectively.

LMFA Notes Payable

During the six months ended June 30, 2023, the maturity date was extended to June 15, 2024. The balance due was $438 and $968 as of June 30, 2023 and December 31, 2022, respectively. The balance at December 31, 2022 consisted of a $700 interest bearing note and a $268 noninterest bearing note. The Company recorded interest expense of $7 and $19 for the three and six months ended June 30, 2023, respectively, on the interest-bearing note. The noninterest bearing note was paid in full in January 2023.

The mandatory repayment provisions of the LMFA note were waived for the second senior unsecured convertible note drawn on May 12, 2023 (see Note 7).

LMFAO Note Payable

During the six months ended June 30, 2023, the maturity date was extended to June 15, 2024. The mandatory repayment provisions of the LMFA note were waived for the second senior unsecured convertible note drawn on May 12, 2023 (see Note 7).

The balance due was $1,757 and $2,785 on June 30, 2023 and December 31, 2022, respectively. The Company recorded interest expense of $31 and $74 for the three and six months ended June 30, 2023, respectively.

Maxim Note Payable

During the six months ended June 30, 2023, the maturity date was extended to June 15, 2024. The mandatory repayment provisions of the Maxim note were waived for the first senior unsecured convertible note drawn on March 15, 2023 (see Note 7).

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

The balance of the Maxim note was $3,590 and $4,167 as of June 30, 2023 and December 31, 2022, respectively. The Company recorded interest expense of $63 and $130 for the six months ended June 30, 2023.

Insurance Financing

The balance due was $199 and $910 on June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, two monthly installments of $101, consisting of principal and interest remain. The Company recorded interest expense of $6 and $17 for the three and six months ended June 30, 2023.

Notes Payable

Amortization of the debt discounts related to the Dow, Union Carbide, IBT and investor notes for the three and six months ended June 30, 2022 was $99 and $208, respectively.

Note 7. Convertible Notes

3i Notes

On March 15, 2023, the Company entered into a securities purchase agreement with 3i LP ("3i") an institutional investor, whereby the Company has the ability to issue a series of four senior unsecured convertible notes (collectively the "Convertible Notes"), with principal amounts totaling up to $9,000, and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued a note (the "First Convertible Note"), convertible into 1,207,729 shares of common stock at an initial conversion price of $2.70, in a principal amount of $3,261, and a warrant to purchase up to 328,352 shares of common stock. The First Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on June 15, 2024, and requires monthly installments of principal and interest.

On May 12, 2023, the Company issued a note (the "Second Convertible Note"), convertible into 805,153 shares of common stock at an initial conversion price of $2.70, in a principal amount of $2,174, and a warrant to purchase up to 218,901 shares of common stock. The Second Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on August 12, 2024, and requires monthly installments of principal and interest.

The Company concluded that the transactions include two legally detachable and separately exercisable freestanding financial instruments: the Convertible Notes and the warrants. The Company concluded that the warrants should be recorded as a liability (see Note 8). The Company determined the Convertible Notes are liability instruments under ASC 480, Distinguishing Liabilities from Equity. The Convertible Notes were then evaluated in accordance with the requirements of ASC 825, and it was concluded that the Company was not precluded from electing the FVO for the Convertible Notes. As such, the Convertible Notes are carried at fair value in the condensed consolidated balance sheets. The Convertible Notes are measured at fair value each reporting date with changes in fair value recognized in the condensed consolidated statements of operations, unless the change is concluded to be related to the changes in the Company’s credit rating, in which case the change will be recognized as a component of accumulated other comprehensive income in the condensed consolidated balance sheets.

During the six months ended June 30, 2023, the Company made cash payments of principal and interest of $238 and $20, respectively, on the First Convertible Note. The Company also made additional principal and interest payments, which included accelerated payments through equity conversions. In accordance and pursuant to the First Convertible Note, 3i elected to convert the conversion amount (as defined in the First Convertible Note) into shares of common stock of the Company. The Company converted principal and interest into1,879,688 shares of common stock with a fair value of $1,291.

During the six months ended June 30, 2023, the Company made principal and interest payments on the Second Convertible Note, which included accelerated payments, though equity conversions. In accordance and pursuant to the Second Convertible Note, 3i elected to convert the conversion amount (as defined in the Second Convertible Note) of principal and interest into shares of common stock of the Company. The Company converted principal and interest into 1,208,479 shares of common stock with a fair value of $646.

Future maturities of principal repayment of the Convertible Notes as of June 30, 2023 are as follows:

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

($ in thousands)
Years ended December 31:
2023 (remaining)	$2,609
2024	1,009
$3,618

Note 8. Warrants

On March 15, 2023, as part of the issuance of the First Convertible Note (see Note 7) 328,352 warrants (“Convertible Note Warrants”) were issued with an exercise price of $2.97 per share. On May 12, 2023, as part of the issuance of the Second Convertible Note (see Note 7) 218,901 Convertible Note Warrants were issued with an exercise price of $2.97 per share. The Convertible Note Warrants expire five years from their issuance date and contain cashless exercise provisions. The Company does not have the ability to redeem the Convertible Note Warrants. The Convertible Note Warrants for the First Convertible Note were valued at $500 at issuance. The Convertible Note Warrants for the Second Convertible Note were valued at $75 at issuance.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in and Entity’s own Equity, the Company has determined that the Convertible Note Warrants do not meet the conditions for equity classification, due to potential cash settlement under the exchange cap provision of the securities purchase agreement, and should be carried on the condensed consolidated balance sheets as a liability measured at fair value, with subsequent changes in fair value recorded in the condensed consolidated statements of operations as change in fair value of warrants liability. The fair value of the Convertible Note Warrants was determined using a Black-Scholes option pricing model, which considers variables such as estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years.

The Company has the following warrants outstanding:

	June 30,	December 31,
	2023	2022
Public Stockholders' Warrants	10,350,000	10,350,000
Private Placement Warrants	5,738,000	5,738,000
PIPE Investor Warrants	700,000	700,000
Convertible Note Warrants	547,253	—
SeaStar Warrants	69,714	69,714
	17,404,967	16,857,714

Note 9. Common Stock and Stock-Based Compensation

During the six months ended June 30, 2023, the Company issued 459,185 shares of common stock for management bonuses and 153,405 shares of common stock for vested restricted stock units. The Company also granted 351,029 options and 234,019 restricted stock units during the six months ended June 30, 2023. For options granted during the six months ended June 30, 2023, the weighted-average grant date fair value was $1.20 per share and the options vest one year from the grant date. For RSUs granted during the six months ended June 30, 2023, the weighted-average grant date fair value was $1.47 per share and the RSUs vest one year from the grant date.

The following represents stock-based compensation expense in the company’s unaudited condensed consolidated statements of operations:

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$96	$90	$135	$90
General and administrative	459	255	925	259
Total	$555	$345	$1,060	$349

Note 10. Commitments and Contingencies

License and distribution agreement

On December 27, 2022, the Company entered into a license and distribution agreement with a distributor, appointing the distributor as the exclusive distributor to promote, advertise, market, distribute and sell the Selective Cytopheretic Device (“SCD”) in the United States. The Company received an upfront payment of $100 on January 3, 2023. If the Company does not receive written authorization to market the SCD, prior to the first anniversary of the effective date, the Company will repay the $100. The Company has recorded the $100 upfront payment as a liability in the unaudited condensed consolidated balance sheets as of June 30, 2023. The Company shall also receive milestone payments in the amounts of $450 and $350 for obtaining approval from the Food and Drug Administration and for selling the first sixty units to any third parties. The term of the agreement is three years.

Lease agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was $8 and $16 for the three and six months ended June 30, 2023 and 2022, respectively.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

In connection with the Business Combination, LMAO proposed, for stockholder approval, various amendments to its Amended and Restated Certificate of Incorporation, which included among other things a proposal to increase the authorized shares of common stock. A purported stockholder sent a Stockholder Litigation Demand letter (the “Demand”) to the Board of Directors of LMAO alleging that the Delaware General Corporation Law required a separate class vote of the Class A common stockholders to increase the authorized shares of common stock. Following receipt of the Demand, the Company canceled and withdrew the proposal to increase the authorized shares of common stock.

The stockholder’s counsel thereafter demanded that the Company pay counsel fees for the purported benefit conferred upon the Company’s shareholders by causing the Company to withdraw the allegedly invalid proposal to increase the authorized shares of common stock. The Company recorded $150 for a legal settlement in accrued expenses as of June 30, 2023. The settlement will be paid in three installments of $50 in August 2023, September 2023, and November 2023. The Company was not subject to any other material legal proceedings during the three and six months ended June 30, 2023, and no material legal proceedings are currently pending or threatened.

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

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

Note 12. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, including vested restricted stock units for which common shares have not yet been issued, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the warrants, common stock options, and unvested restricted stock units are considered to be potentially dilutive securities. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods.

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Public Stockholders' warrants	10,350,000	—	10,350,000	—
Private Placement warrants	5,738,000	—	5,738,000	—
PIPE Investor warrants	700,000	—	700,000	—
Convertible Note warrants	448,627	—	256,393	—
SeaStar warrants	69,714	69,714	69,714	69,714
Options to purchase common stock	576,534	332,544	411,579	335,102
Unvested restricted stock units	129,640	296,696	213,548	149,168
Total	18,012,515	698,954	17,739,234	553,984

Net loss per share is calculated using the shares in connection with the Business Combination and related transactions, assuming the shares were outstanding since January 1, 2022. As the Business Combination and related transactions are being reflected as if they had occurred at the beginning of the period presented, the calculation of weighted average shares outstanding for basic and diluted net loss per share assumes that the shares issued in connection with the Business Combination have been outstanding for the entire period presented. The calculation of weighted average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2022 has been retroactively restated to give effect to the Business Combination.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,669)	$(902)	$(8,931)	$(1,906)
Weighted average shares outstanding - basic
and diluted	14,932,866	7,238,767	13,984,625	7,238,767
Basic and diluted net loss per share	$(0.25)	$(0.12)	$(0.64)	$(0.26)

Note 13. Subsequent Events

In July 2023, the Company sold 234,579 shares of common stock to Tumim Stone Capital LLC for proceeds of $120, as part of the equity line financing arrangement (see Note 5).

In July and August 2023, the Company made principal and interest payments on the Second Convertible Note, which included accelerated payments, through equity conversions. In accordance and pursuant to the Second Convertible

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Note, 3i elected to convert the conversion amount (as defined in the Second Convertible Note) into shares of common stock of the Company. The Company converted principal and interest into 590,154 shares of common stock with a fair value of $283.

On August 7, 2023, the Company entered into an amendment to the securities purchase agreement with 3i, whereby the VWAP price will be $0.20 for all future conversions and the provisions of the third closing have been amended. 3i will have the discretion to purchase additional shares of the Company common stock in an aggregate principal amount of $2,000, provided that 3i will purchase additional shares of the Company common stock in an aggregate principal amount of $1,000 in two tranches no later than September 5, 2023. On August 7, 2023, the Company issued a note (the "Third Convertible Note") in a principal amount of $543, convertible into shares of common stock at an initial conversion price of $0.20, and a warrant to purchase up to 738,791 shares of common stock. The Third Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on November 6, 2024, and requires monthly installments of principal and interest.

In connection with the amendment to the securities purchase agreement with 3i, the Company entered into a letter agreement with 3i, providing for (i) certain adjustment mechanisms for the conversion price of the First and Second Convertible Notes and additional notes issued or to be issued under the securities purchase agreement, as amended, (ii) a six month waiver period of any cash payment obligations of the Company under each existing note, and (iii) the issuance of an additional warrant to purchase an aggregate of 4,765,620 shares of common stock.

Also on August 7, 2023, the Company entered into certain amendments and waivers for the Maxim Note, LMFA Note, and LMFAO Note. The lenders waved their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity dates to 91 days after the last maturity date applicable to any of the notes issued pursuant to the amended securities purchase agreement with 3i.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our business, financial condensed condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with the Company’s condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred net losses in each year since our inception in 2007. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $108.3 million and $99.3 million, respectively. Our net losses were $3.7 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Our net losses were $8.9 million and $1.9 million for the six months ended June 30, 2023, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. For the three and six months ended June 30, 2022, additional losses were related to the change in fair value of the forward option derivatives and the change in fair value of convertible notes.

As of June 30, 2023 and December 31, 2022, we had cash of $0.0 million.

Our accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited condensed consolidated financial statements are made available.

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

Other significant general and administrative expenses include facilities costs, professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents and obtaining financing, and expenses related to SEC reporting. As we continue to expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, a new enterprise resource planning platform, and branding.

Other Income (Expense), Net

Total other income (expense), net primarily consists of interest expense relating to interest incurred on our notes, financing fees related to our convertible notes, gain on issuance of convertible notes, change in fair value of convertible notes, change in fair value of warrants liability, change in fair value of forward-option forward contracts, and gain on sale of recycled shares.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months Ended
	June 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	2,007	596	1,411	237%
General and administrative	1,743	716	1,027	143%
Total operating expenses	3,750	1,312	2,438	186%
Loss from operations	(3,750)	(1,312)	(2,438)	186%
Total other income (expense)	86	410	(324)	(79)%
Loss before income tax provision	(3,664)	(902)	(2,762)	306%
Income tax provision (benefit)	5	—	5
Net loss	$(3,669)	$(902)	$(2,767)	307%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Three Months Ended
	June 30,		Change
($ in thousands)	2023	2022	$	%
Clinical trials	$803	$—	$803	100%
External services	486	419	67	16%
Payroll and personnel expenses	656	115	541	470%
Other research and development expenses	62	62	-	0%
	$2,007	$596	$1,411	237%

Research and development expenses for the three months ended June 30, 2023 and 2022 were $2.0 million and $0.6 million, respectively. The increase in research and development expenses of $1.4 million, or 237%, was primarily driven by increases in clinical trial expenses of $0.8 million, an increase in the use of external services of $0.1 million, and an increase in payroll and personnel expenses of $0.5 million.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 were $1.7 million and $0.7 million, respectively. The increase in general and administrative expenses of $1.0 million, or 143%, is due primarily to an increase in insurance expense of $0.4 million, increase in professional fees related to SEC reporting of $0.2 million, cost of SEC reporting of $0.2 million, an increase in payroll related expenses of $0.1 million, and an increase in marketing and travel expenses of $0.1 million.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2023 and 2022 was income of $0.1 million and income of $0.4 million, respectively. The decrease of $0.3 million primarily resulted from increases in interest, the change in fair value of forward option-prepaid forward contracts, and change in fair value of convertible notes, partially offset by the gain on issuance of convertible notes, and the change in fair value of warrants liability.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the three months ended June 30, 2023, and an income tax benefit of $0.0 million for the three months ended June 30, 2022.

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

Net Loss

During the three months ended June 30, 2023, SeaStar Medical had a net loss of $3.7 million compared to a net loss of $0.9 million for the three months ended June 30, 2022. The increased net loss of $2.8 million primarily resulted from increases in general and administrative expenses of $1.0 million, increases in research and development expenses of $1.4 million, change in fair value of forward option-prepaid forward contracts of $0.1 million, and the change in fair value of convertible notes of $0.8 million, partially offset by the change in fair value of notes payable of $0.6 million during the three months ended June 30, 2022, and the gain on issuance of convertible notes of $0.7 million, and the change in fair value of warrants liability of $0.5 million during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Six Months Ended
	June 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	3,791	951	2,840	299%
General and administrative	4,540	1,173	3,367	287%
Total operating expenses	8,331	2,124	6,207	292%
Loss from operations	(8,331)	(2,124)	(6,207)	292%
Total other income (expense)	(595)	218	(813)	(373)%
Loss before income tax provision	(8,926)	(1,906)	(7,020)	368%
Income tax provision (benefit)	5	—	5
Net loss	$(8,931)	$(1,906)	$(7,025)	369%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Six Months Ended
	June 30,		Change
($ in thousands)	2023	2022	$	%
Clinical trials	$1,314	$—	$1,314	100%
External services	1,167	689	478	69%
Payroll and personnel expenses	1,224	158	1,066	675%
Other research and development expenses	86	104	(18)	(17)%
	$3,791	$951	$2,840	299%

Research and development expenses for the six months ended June 30, 2023 and 2022 were $3.8 million and $1.0 million, respectively. The increase in research and development expenses of $2.8 million, or 299%, was primarily driven by increases in clinical trial expenses of $1.3 million, an increase in the use of external services of $0.5 million, and an increase in payroll and personnel expenses of $1.0 million.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022 were $4.5 million and $1.2 million, respectively. The increase in general and administrative expenses of $3.4 million, or 287%, was driven by an increase in payroll related expenses of $0.8 million, an increase in insurance expense of $0.8 million, an increase in professional fees related to SEC reporting of $0.8 million, cost of SEC reporting of $0.4 million, an increase in marketing and travel expenses of $0.3 million, a legal settlement of $0.2 million, and an increase in director's compensation of $0.1 million.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2023 and 2022 was expense of $0.6 million and income of $0.2 million, respectively. The decrease of $0.8 million primarily resulted from increases in interest expense, the change in fair value of convertible notes, the change in fair value of forward option-prepaid forward contracts, partially offset by the gain on issuance of convertible notes, the change in fair value of warrants liability, and a gain on sales of recycled shares.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the six months ended June 30, 2023, and an income tax benefit of $0.0 million for the six months ended June 30, 2022.

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

Net Loss

During the six months ended June 30, 2023, SeaStar Medical had a net loss of $8.9 million compared to a net loss of $1.9 million for the six months ended June 30, 2022. The increased net loss of $7.0 million primarily resulted from increases in general and administrative expenses of $3.4 million, increases in research and development expenses of $2.8 million, increases in interest expense of $0.3 million, change in fair value of convertible notes of $0.7 million, and a change in fair value of forward option-prepaid forward contracts of $1.7 million, partially offset by the change in fair value of notes payable of $0.6 million during the six months ended June 30, 2022, and the gain on issuance of convertible notes of $0.7 million, change in fair value of warrants liability of $0.5 million, and a gain on sale of recycled shares of $1.3 million during the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $108.3 million and $99.3 million, respectively.

As of June 30, 2023 and December 31, 2022, we had cash of $0.0 million. We expect that our existing cash will be insufficient to fund our operations, including clinical trial expenses and capital expenditure requirements. We believe that this raises doubt about our ability to continue as a going concern. To finance our operations beyond that point, we would need to raise additional capital, and there is no guarantee that we will be able to secure additional funding on favorable terms, or at all. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q.

On March 15, 2023, the Company entered into a securities purchase agreement with an institutional investor, whereby the Company agreed to issue a series of four senior unsecured convertible notes, with principal amounts totaling up to $9.8 million, and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued the first senior unsecured convertible note in the amount of $3.3 million and warrants to purchase 328,352 shares of common stock. On May 12, 2023, the Company issued the second senior unsecured convertible note in the amount of $2.2 million and warrants to purchase 218,901 shares of common stock. The senior unsecured convertible notes were issued at an 8.0% discount and bear interest at 7.0% per annum and mature on June 15, 2024, and August 12, 2024. The senior unsecured convertible notes are redeemable, in whole or in part, at any time at the discretion of the Company. The warrants have an initial exercise price of $2.97 per share of common stock, expire 5 years from their issuance date, and contain cashless exercise provisions.

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

On August 7, 2023, the Company entered into an amendment to the securities purchase agreement, whereby the provisions of the third closing are amended. The institutional investor shall have the discretion to purchase additional shares of the Company common stock in an aggregate principal amount of $2.0 million, provided that institutional investor will purchase additional shares of the Company common stock in an aggregate principal amount of $1.0 million in two tranches no later than September 5, 2023. On August 7, 2023, the Company issued a note, convertible into shares of common stock at an initial conversion price of $0.20, in a principal amount of $0.5 million, and a warrant to purchase up to 738,791 shares of common stock.

In connection with the amendment to the securities purchase agreement, the Company entered into a letter agreement with the institutional investor, providing for (i) certain adjustment mechanisms for the conversion price of the First and Second Convertible Notes and additional notes issued or to be issued under the securities purchase agreement, as amended, (ii) a six month waiver period of any cash payment obligations of the Company under each existing note, and (iii) the issuance of an additional warrant to purchase an aggregate of 4,765,620 shares of common stock.

On March 15, 2023, the Company amended its LMFA notes, LMFAO note and Maxim note, extending their maturity dates to June 15, 2024. In consideration for such extension, the Company agreed to pay the note holders an aggregate amount of $0.1 million in cash upon receipt of proceeds from the issuance of the notes at the second closing under the securities purchase agreement. The mandatory repayment provisions of the notes were waived for the first senior unsecured convertible note drawn on March 15, 2023.

On May 12, 2023, the Company amended its LMFA notes, LMFAO note and Maxim note. The mandatory repayment provisions of the notes were waived for the LMFA notes, and LMFAO note for the second senior unsecured convertible note drawn on May 12, 2023. The mandatory repayment for the Maxim note was reduced to $0.1 in full satisfaction of the obligation under the promissory note with respect to the second closing.

On August 7, 2023, the Company entered into certain amendments and waivers for the Maxim Note, LMFA Note, and LMFAO Note. The lenders waved their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity dates to 91 days after the last maturity date applicable to any of the notes issued pursuant to the amended securities purchase agreement with 3i.

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

Based on our results of operations and liquidity as of June 30, 2023, we believe our cash and cash equivalents, including the cash we obtained from the Business Combination and the PIPE Investment, as well as potential proceeds available under the Purchase Agreement with Tumim Stone Capital ("Tumim") and from the Forward Purchase Agreements ("FPA"), are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited condensed consolidated financial statements as of June 30, 2023, are made available. In addition, we do not expect to receive any cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of such warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher, than we project, and our cash and cash equivalents position is reduced faster than anticipated. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results, and financial condition. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Six Months Ending
	June 30,
($ in thousands)	2023	2022
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(4,463)	$(1,578)
Investing activities	—	—
Financing activities	4,429	1,681
	$(34)	$103

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $4.5 million compared to $1.6 million for the six months ended June 30, 2022. The increase in cash used for operating activities of $2.9 million is primarily due to the increase of resources to launch the clinical trial.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $4.4 million, primarily related to the issuance of new shares of common stock, proceeds from convertible notes, and the sale of recycled shares, partially offset by payments of notes payable, payment of convertible notes, and payment of commitment fees for the equity line of credit. Cash provided by financing activities for the six months ended June 30, 2022 was $1.7 million, primarily from the issuance of notes payable.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Although actual results could materially differ from those estimates, such estimates are developed based on the best information available to management and management's best judgments at the time.

Significant estimates include the valuation of the forward option on forward purchase agreement, derivative liability, warrants, convertible notes at fair value, and the amount of share-based compensation expense.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Since we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2023:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
LMFA note payable	438	438	—	—	—
LMFAO note payable	1,757	1,757	—	—	—
Maxim note payable	3,590	3,590	—	—	—
First Convertible Note	2,107	2,107	—
Second Convertible Note	1,719	1,719	—	—	—
Insurance Financing	199	199	—	—	—
Total contractual obligations	$9,810	$9,810	$—	$—	$—

Financing Transactions

Forward Purchase Agreements

In March 2023, a Volume Weighted Average Price (“VWAP”) trigger event occurred, and the FPAs could mature on the date specified by the FPA Sellers’ discretion. During the three months ended June 30, 2023, the FPAs matured and were settled by transferring 1,096,972 shares to the FPA Sellers, with a fair value of $0.6 million.

Equity Line of Credit

The Company paid previously accrued commitment fees of $1.5 million during the six months ended June 30, 2023, of which $1.0 million was paid in 218,842 shares of common stock and $0.5 million was paid in cash.

During the six months ended June 30, 2023, the Company sold 404,999 shares of common stock to Tumim for $1.2 million as part of the equity line financing arrangement.

Convertible Notes

On March 15, 2023, the Company entered into a securities purchase agreement with a related party institutional investor, whereby the Company will issue a series of four senior unsecured convertible notes, with principal amounts totaling up to $9.0 million, and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued a note, convertible into 1,207,729 shares of common stock at an initial conversion price of $2.70, in a principal amount of $3.0 million, and a warrant to purchase up to 328,352 shares of common stock. The senior unsecured convertible note was issued at an 8.0% discount, bears interest at 7.0% per annum, and matures on June 15, 2024. The senior unsecured convertible notes are redeemable, in whole or in part, at any time at the discretion of the Company. The warrants have an initial exercise price of $2.97 per share of common stock, expire five years from their issuance date, and contain cashless exercise provisions. The convertible note contains an original issue discount of $0.3 million and was measured at fair value.

On May 12, 2023, the Company issued the second convertible note, convertible into 805,153 shares of common stock at an initial conversion price of $2.70, in a principal amount of $2.2 million, and a warrant to purchase up to 218,901 shares of common stock. The senior unsecured convertible note was issued at an 8.0% discount, bears interest at 7.0% per annum, and matures on August 12, 2024.

The senior unsecured convertible note is redeemable, in whole or in part, at any time at the discretion of the Company. The warrants have an initial exercise price of $2.97 per share of common stock, expire five years from their issuance date, and contain cashless exercise provisions. The convertible note contains an original issue discount of $0.2 million and was measured at fair value.

On May 12, 2023, the second convertible note and the warrants attached to the second convertible note were recorded at their fair values of $1.2 million and $0.1 million, respectively, which was less than the proceeds received from the second convertible note of $2.0 million and the Company recorded a gain on the issuance of the Second Convertible Note of $0.7 million in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2023.

The warrants attached to the notes at the time of issuance are classified as a liability.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2023.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The management of the Company has designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As discussed elsewhere in this report, we completed the Business Combination on October 28, 2022. Prior to the Business Combination, SeaStar Medical, Inc. was a private company and therefore its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Identification of Material Weaknesses

In the course of preparing the unaudited condensed consolidated financial statements that are included in this Form 10-Q, the Company has identified material weaknesses in its internal controls over financial reporting as of June 30, 2023, which relates to a deficiency in the design and operation of its financial accounting and reporting controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified that additional headcount will be addressed in the near term to allow for further research and internal dialogue on complex accounting transactions prior to conclusion. The Company will also continue to review the overall internal control environment as we develop the requisite internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various claims and legal proceedings. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. The Company expects its research and development expenses to substantially increase in connection with its ongoing activities, particularly as it advances its clinical programs. As of June 30, 2023 and December 31, 2022, the Company had negative working capital of $(11.4) million and $2.3 million, respectively. The Company currently does not have sufficient capital to support its operations and complete its planned regulatory approval process. The Company will need to secure additional capital to continue its operation, and such funding may not be available on acceptable terms, or at all. In addition, the Company incurred a significant amount of debt, including the issuance of unsecured and secured promissory notes to LM Funding America, Inc. (“LMFA”), LMFAO Sponsor (the "Sponsor"), Maxim ("Maxim”), and convertible notes to 3i LP, an affiliate of Tumim Stone Capital ("Tumim"), and the Company may not have sufficient funds to repay these loans. Even if the Company obtains additional funding, the Company will be required to make certain mandatory payments under such promissory notes, which will reduce the amount of proceeds available for the Company to operate its business.

On August 23, 2022, LMAO and SeaStar Medical, Inc. entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim for the purchase of up to $100.0 million in shares of the common stock after the consummation of the Business Combination. There are certain conditions and limitations on the Company’s ability to utilize the $100.0 million equity line with Tumim. The Company will be required to satisfy various conditions, which include, among others: (1) delivery of a compliance certificate; (2) filing of an initial registration statement; and (3) customary bring-down opinions and negative assurances, in order to commence the selling of common stock to Tumim under the Purchase Agreement. Once such conditions are satisfied, Tumim’s purchases are subject to various restrictions and other limitations, including a cap on the number of shares of common stock that we can sell based on the trading volume of our common stock, as well as certain beneficial ownership restrictions of Tumim. If any of these conditions are not satisfied or limitations are in effect, the Company may not be able to utilize all or part of the Tumim equity line, which would have an adverse impact on the Company’s ability to satisfy its capital needs and could have a material adverse impact on its business. The Company has received a total of $1.9 million from the Purchase Agreement through June 30, 2023. However, this source of capital may be limited since it depends substantially on the trading volume and price of our common stock.

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

The Company is required to submit a substantial amount of supporting documentation for its HDE application to demonstrate the eligibility of the SCD to treat pediatric patients. The Company recently announced that it has received a letter from the Center for Biologics Evaluation and Research (“CBER”) of the FDA regarding the Company’s HDE application for its pediatric SCD program. In the letter, the FDA indicated that the application is not approvable in its current form but outlined specific guidance as to how the application may be amended and resubmitted successfully. While the Company believes that each of the current deficiencies cited by CBER in their letter are readily addressable, there is no guarantee that the Company will be able to fully address these deficiencies to obtain approval in a timely or at all. In addition, even if the Company is able to comply with the guidance provided by the FDA and address the deficiencies, the Company may be required to make significant or material changes to the device structure and process of implement of SCD, and such changes may render the device less effective or require additional testing or trial to confirm effectiveness, which will increase the cost of our operations significantly. Our failure to address the FDA’s concerns will adversely affect the Company’s business operations and financial conditions.

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

We recently received letters of deficiency from NASDAQ for failure to comply with certain continued listing requirements, and there is no guarantee that we will be able to regain compliance to avoid a delisting of our common stock.

On June 14, 2023, the Company received a letter from the NASDAQ Stock Market (“NASDAQ”), indicating that the Company did not comply with the $35 million minimum market value requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with NASDAQ rules, the Company has been provided an initial period of 180 calendar days, or until December 11, 2023, to regain compliance with such market value requirement. In addition, on June 26, 2023, the Company received a letter from NASDAQ indicating that the Company did not comply with the $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with NASDAQ rules, the Company has been provided an initial period of 180 calendar days, or until December 26, 2023 to regain compliance with such minimum bid price requirement. If the Company does not regain compliance by each such date, the Company may apply for an extension of grace periods or file an appeal with NASDAQ requesting continued listing of our common stock.

There is no guarantee that we will be able to regain compliance of the market value or the minimum bid price requirement under NASDAQ rules prior to these deadlines for the grace periods, and while we have the option to extend the grace periods, there is no guarantee that NASDAQ will grant such extension. Our failure to meet NASDAQ’s continued listing requirements may result in the delisting of our common stock, which will make our stock significantly less liquid and negatively affect its value. Delisting may also result in an event of default under our Notes and a breach of certain covenants with our warrant holders, which will have a material adverse effect on us. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

On August 8, 2023, the compensation committee of the board of directors of the Company approved a modification of the terms of the base salary of each of Eric Schlorff, Chief Executive Officer, Kevin Chung, Chief Operating Officer and Caryl Baron, Interim Chief Financial Officer, as follows:

•
50% of cash payment of monthly salaries of each of Mr. Schlorff and Mr. Chung for the months of August and September 2023 will be paid in shares of common stock of the Company calculated based on the average trading price in ten (10) consecutive trading days immediately prior to each payroll date.
•
10% of cash payment of monthly salary of Ms. Baron for the months of August and September 2023 will be paid in shares of common stock of the Company calculated based on the average trading price in ten (10) consecutive trading days immediately prior to each payroll date.

Except for the above, no other changes have been made to the compensation arrangements with the three executive officers.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

10.1**	Share Issuance and Settlement Agreement, dated as of June 6, 2023, by and between SeaStar Medical Holding Corporation and Vellar Opportunity Fund SPV LLC - Series 4.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: August 14, 2023	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Caryl Baron
Caryl Baron
Interim Chief Financial Officer (Principal Financial and Accounting Officer)