Form 10-Q
period 2023-09-30
SeaStar Medical Holding Corp
filed 2023-11-14
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 10, 2023, the registrant had 36,979,724 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$73	$47
Other receivables	—	12
Prepaid expenses	2,172	2,977
Total current assets	2,245	3,036
Forward option-prepaid forward contracts, net	—	1,729
Other assets	2	2
Total assets	$2,247	$4,767
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,042	$1,927
Accrued expenses	1,481	2,245
Contingent upfront payment for license agreement	100	—
Notes payable, net of deferred financing costs	—	1,178
Convertible notes	4,405	—
Warrants liability	1,400	—
Total current liabilities	12,428	5,350
Notes payable, net of deferred financing costs	5,722	7,652
Total liabilities	18,150	13,002
Commitments and contingencies (see Note 10)
Stockholders' deficit (1)
Common stock - $0.0001 par value per share; 500,000,000 and 100,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 27,201,087 and 12,699,668 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	1
Additional paid-in capital	99,776	91,089
Accumulated deficit	(115,682)	(99,325)
Total stockholders' deficit	(15,903)	(8,235)
Total liabilities and stockholders' deficit	$2,247	$4,767

(1) Retroactively restated to present effect of the reverse recapitalization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$1,107	$727	$4,898	$1,678
General and administrative	1,829	1,042	6,369	2,215
Total operating expenses	2,936	1,769	11,267	3,893

Loss from operations	(2,936)	(1,769)	(11,267)	(3,893)

Other income (expense), net
Interest expense	(224)	(123)	(882)	(483)
Change in fair value of convertible notes	(291)	—	(291)	—
Change in fair value of warrants liability	825	—	1,305	—
Change in fair value of notes payable derivative liability	—	—	—	578
Change in fair value of forward option-prepaid forward contracts	—	—	(1,723)	—
Loss on extinguishment of convertible notes	(4,949)	—	(4,949)	—
Gain on sale of recycled shares	—	—	1,306	—
Other income	149	1	149	1
Total other income (expense), net	(4,490)	(122)	(5,085)	96

Loss before provision for income taxes	(7,426)	(1,891)	(16,352)	(3,797)

Provision for income taxes	—	1	5	1

Net loss	$(7,426)	$(1,892)	$(16,357)	$(3,798)
Net loss per share of common stock, basic and diluted	$(0.37)	$(0.26)	$(1.02)	$(0.52)
Weighted-average shares outstanding, basic and diluted, retrospectively restated to present effect of the reverse recapitalization	20,048,473	7,238,767	16,028,118	7,238,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(in thousands, except for share and per-share amounts)

	Stockholders' Deficit
					Total
	Common Shares		Additional	Accumulated	Stockholders'
	Shares (1)	Amount	Paid-In Capital	Deficit	Deficit
Balance, January 1, 2022	7,238,767	$1	$73,495	$(76,312)	$(2,816)
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(1,004)	(1,004)
Balance, March 31, 2022	7,238,767	1	73,499	(77,316)	(3,816)
Stock-based compensation			345		345
Net loss				(902)	(902)
Balance, June 30, 2022	7,238,767	1	73,844	(78,218)	(4,373)
Stock-based compensation			357		357
Net loss				(1,892)	(1,892)
Balance, September 30, 2022	7,238,767	$1	$74,201	$(80,110)	$(5,908)

Balance, January 1, 2023	12,699,668	$1	$91,089	$(99,325)	$(8,235)
Issuance of shares - equity line of credit	378,006	—	1,108	—	1,108
Issuance of shares - commitment fee for equity line of credit	218,842	—	1,000	—	1,000
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(5,262)	(5,262)
Balance, March 31, 2023	13,296,516	1	93,702	(104,587)	(10,884)
Issuance of shares - equity line of credit	26,993	—	55	—	55
Issuance of shares - conversion of convertible notes	3,088,167	1	1,936	—	1,937
Issuance of shares - vesting of RSUs	153,405	—	—	—	—
Issuance of shares - prepaid forward contracts	1,096,972	—	558	—	558
Stock-based compensation	459,185	—	555	—	555
Net loss	—	—	—	(3,669)	(3,669)
Balance, June 30, 2023	18,121,238	2	96,806	(108,256)	(11,448)
Issuance of shares - equity line of credit	234,579	—	120	—	120
Issuance of shares - conversion of convertible notes	8,432,517	1	2,410	—	2,411
Issuance of shares - vesting of RSUs	32,839	—	—	—	—
Stock-based compensation	379,914	—	440	—	440
Net loss	—	—	—	(7,426)	(7,426)
Balance, September 30, 2023	27,201,087	$3	$99,776	$(115,682)	$(15,903)

(1) Retroactively restated to give effect to the reverse recapitalization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands, except for shares and per-share amounts)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(16,357)	$(3,798)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on notes payable	—	234
Amortization of deferred financing costs	37	—
Non-cash accrued interest related to convertible notes	—	249
Change in fair value of notes payable derivative liability	—	(578)
Change in fair value of convertible notes	291	—
Change in fair value of warrants liability	(1,305)	—
Change in fair value of forward option-prepaid forward contracts	1,723	—
Gain on sale of recycled shares	(1,306)	—
Loss on extinguishment of convertible notes	4,949	—
Stock-based compensation	1,544	706
Changes in operating assets and liabilities
Other receivables	12	—
Prepaid expenses	805	(3)
Capitalized merger costs	—	(1,005)
Accounts payable	3,115	1,206
Accrued expenses	692	497
Net cash used in operating activities	(5,800)	(2,492)

Cash flows from financing activities
Proceeds from issuance of convertible notes	6,500	—
Payment of convertible notes	(282)	—
Proceeds from issuance of shares	1,283	—
Payment of commitment fee - equity line of credit	(500)	—
Proceeds from sale of recycled shares	1,870	—
Proceeds from notes payable	100	2,031
Payment of notes payable	(3,145)	—
Net cash provided by financing activities	5,826	2,031

Net increase (decrease) in cash	26	(461)

Cash, beginning of period	47	510

Cash, end of period	$73	$49

Supplemental disclosure of cash flow information

Cash paid for interest	$707	$—

Supplemental disclosure of noncash financing activities

Value of derivative liability on issuance of convertible notes	$—	$52
Non-cash conversion of accrued expenses into convertible notes	$—	$96
Shares issued as payment of convertible notes	$4,348	$—
Shares issued to settle forward option-prepaid forward contracts	$558	$—
Issuance of convertible note warrants	$2,705	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Note 1. Description of Business

Organization and description of business

SeaStar Medical Holding Corporation, a Delaware corporation ("SeaStar", "we") and its wholly owned subsidiary, SeaStar Medical, Inc., are collectively referred to as the "Company". SeaStar Medical, Inc. was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is principally engaged in the research, development, and commercialization of a platform medical device technology designed to modulate inflammation in various patient populations. The primary target of this technology is for the treatment of acute kidney injuries.

The Company is in the pre-revenue stage focused on product development.

On October 28, 2022, LMF Merger Sub, Inc., a wholly owned subsidiary of LMF Acquisition Opportunities, Inc., (“LMAO”) merged with and into SeaStar Medical, Inc. (the "Business Combination"), with SeaStar Medical, Inc. surviving the Business Combination as a wholly owned subsidiary of LMAO. Following the consummation of the Business Combination, LMAO was renamed to "SeaStar Medical Holding Corporation."

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ended December 31, 2023, or for any future annual or interim period.

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

Liquidity and Going Concern

As of September 30, 2023, the Company has an accumulated deficit of $115,682 and cash of $73. We do not believe that will be sufficient to enable us to fund our operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. We believe that these conditions raise substantial doubt about our ability to continue as a going concern.

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

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the nine months ended September 30, 2023 and 2022 (in thousands):

	Forward Option-
	Prepaid			Notes Payable
Level 3 Rollforward	Forward Contracts	Convertible Notes	Warrants Liability	Derivative Liability
Balance January 1, 2022	$—	$—	$—	$(526)
Additions	—	—	—	(52)
Changes in fair value	—	—	—	578
Balance September 30, 2022	$—	$—	$—	$—

Balance January 1, 2023	$1,729	$—	$—	$—
Additions	—	3,795	2,705	—
Sale of recycled shares	(564)	—	—	—
Payments	—	(282)	—	—
Shares issued as payments	—	(4,348)	—	—
Changes in fair value	(1,723)	291	(1,305)	—
Loss on extinguishment (see Note 7)	—	4,949	—	—
Shares issued as maturity consideration	558	—	—	—
Balance September 30, 2023	$—	$4,405	$1,400	$—

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

Note 3. Forward Purchase Agreements

During the nine months ended September 30, 2023, 374,005 recycled shares were sold by Forward Purchase Agreement Sellers ("FPA Sellers"). The Company received $1,870 for the shares sold and recognized a gain of $1,306 on the sale. Losses on remeasurement of $0 and $1,723 were recorded in Change in fair value of forward option-prepaid forward contracts on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

In March 2023, the price of the Company stock was below $3.00 for more than 20 trading days and the FPA Sellers at their discretion had the ability to specify the maturity dates for the Forward Purchase Agreements ("FPA"). During the nine months ended September 30, 2023, the FPA Sellers specified the maturity dates and the FPAs matured and were settled by transferring 1,096,972 shares to the FPA Sellers, with a fair value of $558. As the FPAs were classified as a liability at fair value, upon settlement, the FPAs were marked to their fair value at the settlement dates and the liability was settled.

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

($ in thousands)	September 30, 2023	December 31, 2022
Accrued commitment fee, equity line of credit	$—	$1,500
Accrued bonus	663	450
Accrued director compensation	335	61
Accrued interest	224	112
Accrued settlement	100	—
Other	159	122
Total accrued expenses	$1,481	$2,245

Note 5. Equity Line of Credit

The Company paid previously accrued commitment fees of $1,500 during the nine months ended September 30, 2023, of which $1,000 was paid in 218,842 shares of common stock and $500 was paid in cash.

During the three and nine months ended September 30, 2023, the Company sold 234,579 and 639,578 shares of common stock to Tumim Stone Capital LLC for proceeds of $120 and $1,283, respectively, as part of the equity line financing arrangement. As of September 30, 2023, $98,717 was available to draw.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Note 6. Notes Payable

Notes payable consisted of the following:

($ in thousands)	September 30, 2023	December 31, 2022
LMFA notes payable	$438	$968
LMFAO note payable	1,757	2,785
Maxim note payable	3,590	4,167
Insurance financing	—	910
Unamortized deferred financing costs	(63)	—
	5,722	8,830
Less current portion	—	(1,178)
	$5,722	$7,652

Future maturities of principal repayment of the notes payable as of September 30, 2023 are as follows:

($ in thousands)
2023 (remaining)	$—
2024	—
2025	5,722
$5,722

On March 15, 2023, the Company amended its LMFA notes payable, LMFAO note payable, and Maxim note payable, extending their maturity dates to June 15, 2024. In consideration for such extension, the Company agreed to pay the noteholders an aggregate amount of $100 in cash upon receipt of proceeds from the issuance of the note at the second closing under the Securities Purchase Agreement (the "SPA") (see Note 7). The $100 consideration for the modification was capitalized as a deferred financing cost. The Company amortized $14 and $37 of the deferred financing cost during the three and nine months ended September 30, 2023, respectively.

On August 7, 2023, the Company entered into certain amendments and waivers for the LMFA notes payable, LMFAO note payable, and Maxim note payable. The lenders waved their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity dates to March 26, 2025. (see Note 7).

LMFA Notes Payable

The balance due was $438 and $968 as of September 30, 2023 and December 31, 2022, respectively. The balance at December 31, 2022 consisted of a $700 interest bearing note and a $268 noninterest bearing note. The Company recorded interest expense of $8 and $27 for the three and nine months ended September 30, 2023, respectively, on the interest-bearing note. The noninterest bearing note was paid in full in January 2023.

LMFAO Note Payable

The balance due was $1,757 and $2,785 on September 30, 2023 and December 31, 2022, respectively. The Company recorded interest expense of $32 and $105 for the three and nine months ended September 30, 2023, respectively.

Maxim Note Payable

The balance of the Maxim note was $3,590 and $4,167 as of September 30, 2023 and December 31, 2022, respectively. The Company recorded interest expense of $63 and $194 for the three and nine months ended September 30, 2023, respectively.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Insurance Financing

The balance due was $0 and $910 on September 30, 2023 and December 31, 2022, respectively. The Company recorded interest expense of $2 and $19 for the three and nine months ended September 30, 2023, respectively.

Notes Payable

Amortization of the debt discounts related to the Dow Employees' Pension Plan Trust, Union Carbide Employees' Pension Trust, Innovative BioTherapies, Inc., and investor notes for the three and nine months ended September 30, 2022 was $26 and $234, respectively.

Note 7. Convertible Notes

3i Notes

On March 15, 2023, the Company entered into the SPA with 3i LP ("3i") an institutional investor, whereby the Company has the ability to issue a series of four senior unsecured convertible notes (collectively the "Convertible Notes"), with aggregate principal amounts totaling up to $9,000 and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued a note (the "First Convertible Note"), convertible into 1,207,729 shares of common stock at an initial conversion price of $2.70, in a principal amount of $3,261, and a warrant to purchase up to 328,352 shares of common stock. The First Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on June 15, 2024, and requires monthly installments of principal and interest.

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

During the period from January 1, 2023 through August 7, 2023, the Company made cash payments of principal and interest of $237 and $21, respectively, on the First Convertible Note. The Company also made additional principal and interest payments, which included accelerated payments through equity conversions. 3i elected to convert the conversion amount (as defined in the First Convertible Note) into shares of common stock of the Company. The Company converted principal and interest into 1,879,688 shares of common stock with a fair value of $1,291 during the period from January 1, 2023 through August 7, 2023.

During the period from January 1, 2023 through August 7, 2023, the Company made cash payments of principal and interest of $21 and $3, respectively, on the Second Convertible Note. The Company also made additional principal and interest payments, which included accelerated payments through equity conversions. 3i elected to convert the conversion amount (as defined in the Second Convertible Note) into shares of common stock of the Company. The Company converted principal and interest into 1,423,633 shares of common stock with a fair value of $763 during the period from January 1, 2023 through August 7, 2023.

On August 7, 2023, the Company entered into an amendment to the SPA dated March 15, 2023, whereby 3i may purchase additional Convertible Notes in aggregate principal amounts up to $2,000 (the "Additional Convertible Notes") in lieu of the third and fourth series as provided in the original SPA dated March 15, 2023.

Also on August 7, 2023, the Company entered into a side letter with 3i (the “Letter Agreement”), pursuant to which the Company agreed to adjust the conversion price of the First and Second Convertible Notes to the lowest of (i) $0.20, (ii) the closing sale price of common stock on the trading day immediately preceding the date of the conversion, and (iii) the average closing sale price of common stock for the five consecutive trading days immediately preceding the date of the conversion. The Company also agreed to issue a convertible note warrant to purchase up to 4,765,620 shares of common stock with an exercise price of $0.20 per share, as part of the August 7, 2023 amendment to the SPA.

The Company concluded that the August 7, 2023 amendment should be accounted for as an extinguishment of the First and Second Convertible Notes. The Company derecognized the First and Second Convertible Notes with principal amounts of $1,937 and $1,568, respectively, and recorded fair value amounts of $1,643 and $1,257, respectively. The amended First and Second Convertible Notes were recorded at fair value based on the amended

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

terms at $3,472 and $2,747, respectively, along with a loss on extinguishment for the difference between the fair value of the amended terms and the fair value of the original terms on August 7, 2023 of $3,319. The Company recorded the convertible note warrants issued with the Letter Agreement as a liability measured at fair value at inception with subsequent changes in fair value recorded in earnings. The initial fair value of the convertible note warrants issued with the Letter Agreement of $1,630 was also recorded as loss on extinguishment.

The Company closed three of four tranches of the Additional Convertible Notes on August 7, 2023, August 30, 2023, and September 26, 2023, respectively. Each tranche of the Additional Convertible Notes is convertible into 2,717,144 shares of common stock at an initial conversion price of $0.20, in a principal amount of $543, and includes a warrant to purchase up to 738,791 shares of common stock. The Additional Convertible Notes mature on November 6, 2024, November 29, 2024, and December 25, 2024, respectively. All Additional Convertible Notes are issued at an 8.0% discount, bear interest at 7.0% per annum, and require monthly installments of principal and interest.

During the period from August 8, 2023 through September 30, 2023, the Company made additional principal and interest payments, which included accelerated payments through equity conversions. In accordance and pursuant to the Second Convertible Note, 3i elected to convert the conversion amount (as defined in the Second Convertible Note) into shares of common stock of the Company. The Company converted principal and interest into 8,217,363 shares of common stock with a fair value of $2,294.

The Company did not make any payments on the Additional Convertible Notes during the nine months ended September 30, 2023.

The Company concluded that the transactions include legally detachable and separately exercisable freestanding financial instruments: the Convertible Notes and the warrants. The Company concluded that the warrants should be recorded as a liability (see Note 8). The Company determined the Convertible Notes are liability instruments under ASC 480, Distinguishing Liabilities from Equity. The Convertible Notes were then evaluated in accordance with the requirements of ASC 825, and it was concluded that the Company was not precluded from electing the FVO for the Convertible Notes. As such, the Convertible Notes are carried at fair value in the condensed consolidated balance sheets. The Convertible Notes are measured at fair value each reporting date with changes in fair value recognized in the condensed consolidated statements of operations, unless the change is concluded to be related to the changes in the Company’s credit rating, in which case the change will be recognized as a component of accumulated other comprehensive income in the condensed consolidated balance sheets.

The Second Convertible Note was paid in full in October 2023 (see Note 13).

Future maturities of principal repayment of the Convertible Notes as of September 30, 2023 are as follows:

($ in thousands)
2023 (remaining)	$2,065
2024	1,645
$3,710

Note 8. Warrants

On March 15, 2023, as part of the issuance of the First Convertible Note, a convertible note warrant exercisable for the purchase of 328,352 shares of common stock was issued with an exercise price of $2.97 per share. On May 12, 2023, as part of the issuance of the Second Convertible Note, a convertible note warrant exercisable for the purchase of 218,901 shares of common stock was issued with an exercise price of $2.97 per share. On August 7, 2023, as part of the Letter Agreement, an additional convertible note warrant exercisable for the purchase of 4,765,620 shares of common stock was issued with an exercise price of $0.20 per share. Also on August 7, 2023, as part of the issuance of the First Additional Convertible Note, 738,791 Convertible Note Warrants were issued with an exercise price of $0.20 per share. On August 30, 2023, as part of the issuance of the Second Additional Convertible Note, a convertible note warrant exercisable for the purchase of 738,791 shares of common stock was issued with an exercise price of $0.20 per share. On September 26, 2023, as part of the issuance of the Third Additional Convertible Note, a convertible note warrant exercisable for the purchase of 738,791 shares of common stock was issued with an exercise price of $0.20 per share. The convertible note warrants expire five years from their issuance date and contain cashless exercise

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

provisions. The Company does not have the ability to redeem the convertible note warrants. The convertible note warrants were collectively valued at $2,705 at issuance.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in and Entity’s own Equity, the Company has determined that the convertible note warrants do not meet the conditions for equity classification, due to potential cash settlement under the Exchange Cap provisions located in the SPA, and should be carried on the condensed consolidated balance sheets as a liability measured at fair value, with subsequent changes in fair value recorded in the condensed consolidated statements of operations as change in fair value of warrants liability. The fair value of the convertible note warrants was determined using a Black-Scholes option pricing model, which considers variables such as estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years.

The Company has the following warrants outstanding:

	September 30,	December 31,
	2023	2022
Public Stockholders' Warrants	10,350,000	10,350,000
Private Placement Warrants	5,738,000	5,738,000
PIPE Investor Warrants	700,000	700,000
Convertible Note Warrants	7,529,246	—
SeaStar Medical, Inc. Warrants	69,714	69,714
	24,386,960	16,857,714

Note 9. Common Stock and Stock-Based Compensation

During the nine months ended September 30, 2023, the Company issued 474,255 shares of common stock for management bonuses, 186,244 shares of common stock for vested restricted stock units, and 364,844 stock awards. In addition, the Company granted 168,002 stock awards for which shares had not been issued as of September 30, 2023. The Company has recorded $44 in accrued expenses as of September 30, 2023, for the unissued stock awards. The Company also granted 351,029 options and 234,019 restricted stock units during the nine months ended September 30, 2023. For options granted during the nine months ended September 30, 2023, the weighted-average grant date fair value was $1.20 per share and the options vest one year from the grant date. For RSUs granted during the nine months ended September 30, 2023, the weighted-average grant date fair value was $1.47 per share and the RSUs vest one year from the grant date.

The following represents stock-based compensation expense in the company’s unaudited condensed consolidated statements of operations:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$198	$27	$355	$53
General and administrative	286	330	1,189	653
Total	$484	$357	$1,544	$706

Note 10. Commitments and Contingencies

License and distribution agreement

On December 27, 2022, the Company entered into a license and distribution agreement with a distributor, appointing the distributor as the exclusive distributor to promote, advertise, market, distribute and sell the Selective Cytopheretic

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Device (“SCD”) in the United States. The Company received an upfront payment of $100 on January 3, 2023. If the Company does not receive written authorization to market the SCD, prior to the first anniversary of the effective date, the Company will repay the $100. The Company has recorded the $100 upfront payment as a liability in the unaudited condensed consolidated balance sheets as of September 30, 2023. The Company shall also receive milestone payments in the amounts of $450 and $350 for obtaining approval from the Food and Drug Administration and for selling the first sixty units to any third parties. The term of the agreement is three years.

Lease agreements

The Company is party to a membership agreement for shared office space and can cancel at any time. Rent expense was $8 and $24 for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The stockholder’s counsel thereafter demanded that the Company pay counsel fees for the purported benefit conferred upon the Company’s shareholders by causing the Company to withdraw the allegedly invalid proposal to increase the authorized shares of common stock. The Company recorded $100 for a legal settlement in accrued expenses as of September 30, 2023.

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

Notes to the Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Public Stockholders' warrants	10,350,000	—	10,350,000	—
Private Placement warrants	5,738,000	—	5,738,000	—
PIPE Investor warrants	700,000	—	700,000	—
Convertible Note warrants	4,135,056	—	1,563,488	—
SeaStar Medical, Inc. warrants	69,714	69,714	69,714	69,714
Options to purchase common stock	595,821	326,399	473,668	330,121
Unvested restricted stock units	353,446	306,811	339,169	202,293
Total	21,942,037	702,924	19,234,039	602,128

Net loss per share is calculated using the shares in connection with the Business Combination and related transactions, assuming the shares were outstanding since January 1, 2022. As the Business Combination and related transactions are being reflected as if they had occurred at the beginning of the period presented, the calculation of weighted average shares outstanding for basic and diluted net loss per share assumes that the shares issued in connection with the Business Combination have been outstanding for the entire period presented. The calculation of weighted average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2022 has been retroactively restated to give effect to the Business Combination.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,426)	$(1,892)	$(16,357)	$(3,798)
Weighted average shares outstanding - basic
and diluted	20,048,473	7,238,767	16,028,118	7,238,767
Basic and diluted net loss per share	$(0.37)	$(0.26)	$(1.02)	$(0.52)

Note 13. Subsequent Events

In October 2023, the Company sold 5,860,422 shares of common stock to Tumim Stone Capital LLC for proceeds of $3,459, as part of the equity line financing arrangement.

In October and November 2023, the Company made principal and interest payments on the First Convertible Note, which included accelerated payments, through equity conversions. 3i elected to convert the conversion amount (as defined in the First Convertible Note) into shares of common stock of the Company. The Company converted principal and interest into 1,374,664 and 1,757,585, shares of common stock with a fair value of $573 and $1,330 in October and November, respectively.

In October 2023, the Company made the final principal and interest payments on the Second Convertible Note, which included accelerated payments, through equity conversions. 3i elected to convert the conversion amount (as defined in the Second Convertible Note) into shares of common stock of the Company. The Company converted principal and interest into 785,966 shares of common stock with a fair value of $328.

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

We have incurred net losses in each year since our inception in 2007. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $115.7 million and $99.3 million, respectively. Our net losses were $7.4 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively. Our net losses were $16.4 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. For the three and nine months ended September 30, 2023 additional losses were related to change in fair value of convertible notes, change in fair value of forward option-prepaid forward contracts and loss on extinguishment of convertible notes, which were partially offset by gains from the change in fair value of warrants liability and gain on sale of recycled shares. For the three and nine months ended September 30, 2022, additional gains were related to the change in fair value of notes payable derivative liability.

As of September 30, 2023 and December 31, 2022, we had cash of $0.1 million and $0.0 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months Ended
	September 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	1,107	727	380	52%
General and administrative	1,829	1,042	787	76%
Total operating expenses	2,936	1,769	1,167	66%
Loss from operations	(2,936)	(1,769)	(1,167)	66%
Total other income (expense)	(4,490)	(122)	(4,368)	3580%
Loss before income tax provision	(7,426)	(1,891)	(5,535)	293%
Income tax provision (benefit)	—	1	(1)
Net loss	$(7,426)	$(1,892)	$(5,534)	292%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Three Months Ended
	September 30,		Change
($ in thousands)	2023	2022	$	%
Clinical trials	$447	$—	$447	100%
External services	96	574	(478)	(83)%
Payroll and personnel expenses	551	119	432	363%
Other research and development expenses	13	34	(21)	(62)%
	$1,107	$727	$380	52%

Research and development expenses for the three months ended September 30, 2023 and 2022 were $1.1 million and $0.7 million, respectively. The increase in research and development expenses of $0.4 million, or 52%, was primarily driven by increases in clinical trial expenses of $0.5 million, an increase in payroll and personnel expenses of $0.4 million, partially offset by a decrease of external services of $0.5 million.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 and 2022 were $1.8 million and $1.0 million, respectively. The increase in general and administrative expenses of $0.8 million, or 76%, is due primarily to an increase in insurance expense of $0.4 million, increased fees related to SEC reporting of $0.2 million, an increase in payroll related expenses of $0.1 million, and an increase in accounting and tax expenses of $0.1 million.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2023 and 2022 was expense of $4.5 million and expense of $0.1 million, respectively. The increase of $4.4 million primarily resulted from a change in interest expense of $0.1 million, change in fair value of convertible notes of $0.3 million, and loss on extinguishment of convertible notes of $4.9 million, partially offset by the change in fair value of warrants liability of $0.8, and other income of $0.1.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the three months ended September 30, 2023, and an income tax benefit of $0.0 million for the three months ended September 30, 2022.

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

Net Loss

The net loss for the three months ended September 30, 2023 and 2022 were $7.4 million and $1.9 million, respectively. The increased net loss of $5.5 million primarily resulted from increases in general and administrative expenses of $0.8 million, increases in research and development expenses of $0.4 million, change in fair value of convertible notes of $0.3, and loss on extinguishment of convertible notes of $4.9, partially offset by fair value of warrants liability of $0.8 million, and $0.1 other income during the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Nine Months Ended
	September 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	4,898	1,678	3,220	192%
General and administrative	6,369	2,215	4,154	188%
Total operating expenses	11,267	3,893	7,374	189%
Loss from operations	(11,267)	(3,893)	(7,374)	189%
Total other income (expense)	(5,085)	96	(5,181)	(5397)%
Loss before income tax provision	(16,352)	(3,797)	(12,555)	331%
Income tax provision (benefit)	5	1	4
Net loss	$(16,357)	$(3,798)	$(12,559)	331%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2023	2022	$	%
Clinical trials	$1,735	$—	$1,735	100%
External services	1,289	1,263	26	2%
Payroll and personnel expenses	1,775	277	1,498	541%
Other research and development expenses	99	138	(39)	(28)%
	$4,898	$1,678	$3,220	192%

Research and development expenses for the nine months ended September 30, 2023 and 2022 were $4.9 million and $1.7 million, respectively. The increase in research and development expenses of $3.2 million, or 192%, was primarily driven by increases in clinical trial expenses of $1.7 million, and an increase in payroll and personnel expenses of $1.5 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $6.4 million and $2.2 million, respectively. The increase in general and administrative expenses of $4.2 million, or 188%, was driven by an increase in marketing related expenses of $0.2 million, an increase in SEC reporting related expenses of $0.5 million, payroll related expenses of $0.8 million, an increase in professional fees of $1.0 million, a legal settlement of $0.2 million, an increase in insurance expense of $1.3 million, and an increase in general business expenses of $0.2 million.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2023 and 2022 was expense of $5.1 million and income of $0.1 million, respectively. The decrease of $5.2 million, or 5,397%, primarily resulted from an increase in interest expense of $0.4 million, the change in fair value of convertible notes of $0.3 million, the change in fair value of forward option-prepaid forward contracts of $1.7 million, and the loss on extinguishment of convertible notes of $4.9 million, partially offset by the change in fair value of warrants liability of $1.3 million, a gain on sales of recycled shares of $1.3 million, the change in fair value of notes payable derivative liability of $0.6 million, and other income of $0.1 million.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the nine months ended September 30, 2023, and an income tax benefit of $0.0 million for the nine months ended September 30, 2022.

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

Net Loss

The net loss for the nine months ended September 30, 2023 and 2022 were $16.4 million and $3.8 million, respectively. The increased net loss of $12.6 million primarily resulted from increases in general and administrative expenses of $4.2 million, increases in research and development expenses of $3.2 million, increases in interest expense of $0.3 million, a change in fair value of convertible notes of $0.3 million, a change in fair value of forward option-prepaid forward contracts of $1.7 million, a change in fair value of notes payable of $0.6 million, and a loss on extinguishment of convertible notes of $4.9 million, partially offset by a change in fair value of warrants liability of $1.3 million, and a gain on sale of recycled shares of $1.3 million during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $115.7 million and $99.3 million, respectively.

As of September 30, 2023 and December 31, 2022, we had cash of $0.1 million and $0.0 million, respectively. We expect that our existing cash will be insufficient to fund our operations, including clinical trial expenses and capital expenditure requirements. We believe that this raises doubt about our ability to continue as a going concern. To finance our operations beyond that point, we would need to raise additional capital, and there is no guarantee that we will be able to secure additional funding on favorable terms, or at all. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q.

On March 15, 2023, the Company entered into a Securities Purchase Agreement ("SPA") with 3i LP ("3i"), whereby the Company agreed to issue a series of four senior unsecured convertible notes, with principal amounts totaling up to $9.8 million, and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued the first senior unsecured convertible note in the amount of $3.3 million and warrants to purchase 328,352 shares of common stock. On May 12, 2023, the Company issued the second senior unsecured convertible note in the amount of $2.2 million and warrants to purchase 218,901 shares of common stock. The senior unsecured convertible notes were issued at an 8.0% discount and bear interest at 7.0% per annum and mature on June 15, 2024, and August 12, 2024. The senior unsecured convertible notes are redeemable, in whole or in part, at any time at the discretion of the Company. The warrants have an initial exercise price of $2.97 per share of common stock, expire 5 years from their issuance date, and contain cashless exercise provisions.

On May 12, 2023, the Company issued a note (the "Second Convertible Note"), convertible into 805,153 shares of common stock at an initial conversion price of $2.70, in a principal amount of $2,174, and a warrant to purchase up to 218,901 shares of common stock. The Second Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on August 12, 2024, and requires monthly installments of principal and interest. The Second Convertible Note was paid in full in October 2023.

On August 7, 2023, the Company entered into an amendment to the SPA, whereby 3i will have the discretion to purchase additional convertible notes in an aggregate principal amount of $2.0 million (the "Additional Convertible Notes") in lieu of the third and forth series of convertible notes as provided in the original SPA dated March 15, 2023.

Also on August 7, 2023, the Company entered into a side letter with 3i (the “Letter Agreement”), pursuant to which the Company agreed to adjust the conversion price of the First and Second Convertible Notes to the lowest of (i) $0.20, (ii) the closing sale price of common stock on the trading day immediately preceding the date of the conversion, and (iii) the average closing sale price of common stock for the five consecutive trading days immediately preceding the date of the conversion. The Company also agreed issue a warrant to purchase up to 4,765,620 shares of common stock, as part of the August 7, 2023 amendment to the SPA.

The Company closed three of four tranches of the Additional Convertible Notes on August 7, 2023, August 30, 2023, and September 26, 2023, respectively. Each tranche of the Additional Convertible Notes is convertible into 2,717,144 shares of common stock at an initial conversion price of $0.20, in a principal amount of $0.5 million, and includes a warrant to purchase up to 738,791 shares of common stock. The Additional Convertible Notes mature on November 6, 2024, November 29, 2024, and December 25, 2024, respectively.

On March 15, 2023, the Company amended its LMFA notes, LMFAO note and Maxim note, extending their maturity dates to June 15, 2024. In consideration for such extension, the Company agreed to pay the noteholders an aggregate amount of $0.1 million in cash upon receipt of proceeds from the issuance of the notes at the second closing under the SPA. The mandatory repayment provisions of the notes were waived for the first senior unsecured convertible note drawn on March 15, 2023.

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

On August 7, 2023, the Company entered into certain amendments and waivers for the Maxim Note, LMFA Note, and LMFAO Note. The lenders waved their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity dates to March 26, 2023.

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

Based on our results of operations and liquidity as of September 30, 2023, we believe our cash and cash equivalents, including the cash we obtained from the Business Combination and the PIPE Investment, as well as potential proceeds available under the Purchase Agreement with Tumim Stone Capital ("Tumim") and from the Forward Purchase Agreements ("FPA"), are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited condensed consolidated financial statements as of September 30, 2023, are made available. In addition, we do not expect to receive any cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of such warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher, than we project, and our cash and cash equivalents position is reduced faster than anticipated. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results, and financial condition. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ending
	September 30,
($ in thousands)	2023	2022
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(5,800)	$(2,492)
Investing activities	—	—
Financing activities	5,826	2,031
	$26	$(461)

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $5.8 million compared to $2.5 million for the nine months ended September 30, 2022. The increase in cash used for operating activities of $3.3 million is primarily due to the increase of resources to launch the clinical trial, an increase in expenses related to SEC reporting, and an increase in insurance expense.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $5.8 million, primarily related to the issuance of new shares of common stock, proceeds from convertible notes, and the sale of recycled shares, partially offset by payments of notes payable, payment of convertible notes, and payment of commitment fees for the equity line of credit.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Business Combination, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large-accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2023:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
LMFA note payable	438	—	438	—	—
LMFAO note payable	1,757	—	1,757	—	—
Maxim note payable	3,590	—	3,590	—	—
First Convertible Note	2,436	2,436	—
Second Convertible Note	202	202	—	—	—
Additional Convertible Notes	1,767	—	1,767	—	—
Insurance Financing	—	—	—	—	—
Total contractual obligations	$10,190	$2,638	$7,552	$—	$—

Financing Transactions

Equity Line of Credit

The Company paid previously accrued commitment fees of $1.5 million during the nine months ended September 30, 2023, of which $1.0 million was paid in 218,842 shares of common stock and $0.5 million was paid in cash.

During the nine months ended September 30, 2023, the Company sold 639,578 shares of common stock to Tumim for $1.3 million as part of the equity line financing arrangement.

Convertible Notes

On March 15, 2023, the Company entered into a SPA with 3i, whereby the Company agreed to issue a series of four Convertible Notes ("Convertible Notes"), with principal amounts totaling up to $9.8 million, and warrants to purchase shares of the Company’s common stock. On March 15, 2023, the Company issued the First Convertible Note (the "First Convertible Note"), convertible into 1,207,729 shares of common stock at an initial conversion price of $2.70, in a principal amount of $3.0 million, and a warrant to purchase up to 328,352 shares of common stock. The First Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, and matures on June 15, 2024. The First Convertible Note is redeemable, in whole or in part, at any time at the discretion of the Company. The warrant has an initial exercise price of $2.97 per share of common stock, expire five years from their issuance date, and contain cashless exercise provisions. The First Convertible Note contains an original issue discount of $0.3 million and was measured at fair value.

On May 12, 2023, the Company issued the Second Convertible Note (the "Second Convertible Note"), convertible into 805,153 shares of common stock at an initial conversion price of $2.70, in a principal amount of $2.2 million, and a warrant to purchase up to 218,901 shares of common stock. The Second Convertible Note was issued at an 8.0% discount, bears interest at 7.0% per annum, and matures on August 12, 2024. The Second Convertible Note is redeemable, in whole or in part, at any time at the discretion of the Company. The warrant has an initial exercise price of $2.97 per share of common stock, expires five years from their issuance date, and contains cashless exercise provisions. The Second Convertible Note contains an original issue discount of $0.2 million and was measured at fair value.

On May 12, 2023, the Second Convertible Note and the warrant attached to the Second Convertible Note were recorded at their fair values of $1.2 million and $0.1 million, respectively, which was less than the proceeds received from the Second Convertible Note of $2.0 million.

On August 7, 2023, the Company entered into an amendment to the SPA, whereby 3i will have the discretion to purchase the Additional Convertible Notes (the "Additional Convertible Notes") in an aggregate principal amount of $2.0 million in lieu of the third and fourth series of convertible notes as provided in the original SPA.

Also on August 7, 2023, the Company entered into a side letter with 3i (the “Letter Agreement”), pursuant to which the Company agreed to adjust the conversion price of the First and Second Convertible Notes to the lowest of (i) $0.20, (ii) the closing sale price of common stock on the trading day immediately preceding the date of the conversion, and (iii) the average closing sale price of common stock for the five consecutive trading days immediately preceding the date of the conversion. The Company also agreed issue a warrant to purchase up to 4,765,620 shares of common stock, as part of the August 7, 2023 amendment to the SPA.

The Company issued three of four tranches of the Additional Convertible Notes on August 7, 2023, August 30, 2023, and September 26, 2023, respectively. Each tranche of the Additional Convertible Notes is convertible into 2,717,144 shares of common stock at an initial conversion price of $0.20, in a principal amount of $543, and includes a warrant to purchase up to 738,791 shares of common stock. The Additional Convertible Notes mature on November 6, 2024, November 29, 2024, and December 25, 2024, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2023.

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

Identification of Material Weaknesses

In the course of preparing the unaudited condensed consolidated financial statements that are included in this Form 10-Q, the Company has identified material weaknesses in its internal controls over financial reporting as of September 30, 2023, which relates to a deficiency in the design and operation of its financial accounting and reporting controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified that additional headcount will be addressed in the near term to allow for further research and internal dialogue on complex accounting transactions prior to conclusion. The Company will also continue to review the overall internal control environment as we develop the requisite internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. The Company expects its research and development expenses to substantially increase in connection with its ongoing activities, particularly as it advances its clinical programs. As of September 30, 2023 and December 31, 2022, the Company had negative working capital of $10.2 million and $2.3 million, respectively. The Company currently does not have sufficient capital to support its operations and complete its planned regulatory approval process. The Company will need to secure additional capital to continue its operation, and such funding may not be available on acceptable terms, or at all. In addition, the Company incurred a significant amount of debt, including the issuance of unsecured and secured promissory notes to LM Funding America, Inc. (“LMFA”), LMFAO Sponsor (the "Sponsor"), Maxim ("Maxim”), and convertible notes to 3i LP, an affiliate of Tumim Stone Capital ("Tumim"), and the Company may not have sufficient funds to repay these loans. Even if the Company obtains additional funding, the Company will be required to make certain mandatory payments under such promissory notes, which will reduce the amount of proceeds available for the Company to operate its business.

On August 23, 2022, LMAO and SeaStar Medical, Inc. entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim for the purchase of up to $100.0 million in shares of the common stock after the consummation of the Business Combination. There are certain conditions and limitations on the Company’s ability to utilize the $100.0 million equity line with Tumim. The Company will be required to satisfy various conditions, which include, among others: (1) delivery of a compliance certificate; (2) filing of an initial registration statement; and (3) customary bring-down opinions and negative assurances, in order to commence the selling of common stock to Tumim under the Purchase Agreement. Once such conditions are satisfied, Tumim’s purchases are subject to various restrictions and other limitations, including a cap on the number of shares of common stock that we can sell based on the trading volume of our common stock, as well as certain beneficial ownership restrictions of Tumim. If any of these conditions are not satisfied or limitations are in effect, the Company may not be able to utilize all or part of the Tumim equity line, which would have an adverse impact on the Company’s ability to satisfy its capital needs and could have a material adverse impact on its business. The Company has received a total of $1.3 million from the Purchase Agreement through September 30, 2023. However, this source of capital may be limited since it depends substantially on the trading volume and price of our common stock.

In March 2023, the Company completed a convertible note financing in which the Company may issue up to a principal amount of approximately $9.8 million of convertible notes to 3i LP (the “Lender”) in four separate tranches subject to certain conditions (the “Convertible Note Financing”). On March 15, 2023, the Company closed the first tranche of the financing by issuing a convertible note in a principal amount of $3.3 million, and a warrant to purchase up to 328,352 shares of common stock. On May 12, 2023, the Company closed the second tranche of the financing by issuing a convertible note in a principal amount of $2.2 million and a warrant to purchase up to 218,901 shares of common stock. On August 7, 2023, the Company and the Lender amended the terms of the financing, whereby the Lender may purchase additional convertible notes in aggregate principal amounts up to $2 million in lieu of the third and fourth series as originally provided. However, there is no guarantee that the Company will be able to satisfy the conditions required to issue additional notes under the remaining tranches. In addition, because some of the outstanding notes of the Company with Maxim, LMFA, and Sponsor include mandatory prepayment provisions, the Company may be required to use a portion of the proceeds from the Convertible Note Financing to repay such notes, unless the Company can obtain a waiver from holders of such notes, and there is no guarantee that such waivers will be obtained. Even if the Company receives sufficient capital in the future, the Company will be required to raise additional funds to support its own operations and complete its planned regulatory approval process, and such funding may not be available in sufficient amounts or on acceptable terms to the Company, or at all. If it is unable to raise additional capital when required or on acceptable terms, the Company may be required to:

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

The Company is required to submit a substantial amount of supporting documentation for its HDE application to demonstrate the eligibility of the SCD to treat pediatric patients. The Company submitted an application for a HDE for SCD in June 2022 for the treatment of pediatric patients with AKI on CRRT. On September 29, 2023, the Company received a correspondence from the FDA indicating that this HDE is approvable for use in children weighing 10 kilograms or more with AKI and sepsis or a septic condition requiring CRRT in the hospital ICU. On October 30, 2023 the Company announced that it received the approvable letter from the FDA. Following the receipt of this approvable letter, we intend to work diligently and expeditiously to respond to these requests for additional information and address these conditions for approval of our HDE application. We anticipate receiving the HDE approval letter between December 2023 and January 2024. The Company believes the approval of its HDE will confirm SCD and its technology as an effective tool to treat hyperinflammation related diseases, which will enable us to successfully execute our business and growth strategies.

The Company believes that its novel therapeutic device is readily applicable for use in other indications, which will require additional clinical studies and FDA approval. For example, on September 28, 2023, the Company received Breakthrough Device Designation for our patented and cell-directed SCD for use with patients in the hospital ICU with acute or chronic systolic heart failure and worsening renal function due to cardiorenal syndrome or right ventricular dysfunction awaiting implantation of a left ventricular assist device, and on October 18, 2023, the Company received Breakthrough Device Designation for our patented and cell-directed SCD for use with patients in the hospital ICU with AKI and acute on chronic liver failure. While the Company expects the Breakthrough Device Designation to expedite the clinical development and regulatory review of the SCD program for use in this patient population, there is no guarantee that the Company will be able to expedite the clinical development or obtain regulatory approval.

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

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

On August 8, 2023, the compensation committee of the board of directors of the Company approved a modification of the terms of the base salary of each of Eric Schlorff, Chief Executive Officer, Kevin Chung, Chief Operating Officer and Caryl Baron, Interim Chief Financial Officer, as follows:

•
100% of cash payment of monthly salaries of each of Dr. Chung and Ms. Baron for the payroll period ending October 15, 2023 will be paid in shares of common stock of the Company calculated based on the average trading price in ten (10) consecutive trading days immediately prior to each payroll date.
•
50% of cash payment of monthly salary of Mr. Schlorff for the payroll period ending October 15, 2023 will be paid in shares of common stock of the Company calculated based on the average trading price in ten (10) consecutive trading days immediately prior to each payroll date.

Except for the above, no other changes have been made to the compensation arrangements with the three executive officers.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

3.1

Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation, filed with the Secretary of State of the State of Delaware on October 28, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 4, 2022).

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation, filed with the Secretary of State of the State of Delaware on September 19, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on September 20, 2023).

10.1

First Amendment to Securities Purchase Agreement, dated August 7, 2023, by and between the Company and 3i, LP (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 7, 2023).

10.2

First Amendment to Registration Rights Agreement, dated August 7, 2023, by and between the Company and 3i, LP (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 7, 2023).

10.3	Letter Agreement, dated August 7, 2023, by and between the Company and 3i, LP (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on August 7, 2023).
10.4

Third Amendment, Consent and Waiver Agreement, dated August 7, 2023, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on August 7, 2023).

10.5

Third Amendment, Consent and Waiver Agreement, dated August 7, 2023, by and between the Company and LM Funding America, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on August 7, 2023).

10.6

Third Amendment, Consent and Waiver Agreement, dated August 7, 2023, by and between the Company and LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed on August 7, 2023).

10.7	Letter Agreement, dated August 30, 2023, by and between the Company and 3i, LP (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 30, 2023).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: November 14, 2023	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Caryl Baron
Caryl Baron
Interim Chief Financial Officer (Principal Financial and Accounting Officer)