Form 10-K
period 2023-12-31
SeaStar Medical Holding Corp
filed 2024-04-16
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)e

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Capital Market on January 5, 2024 was approximately $24,232,239.

The number of shares of Registrant's Common Stock outstanding as of March 31, 2024, was 75,419,458.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. We anticipate that we will file the 2024 proxy statement on or before April 29, 2024.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

•
our plans to conduct further clinical trials and anticipated enrollment, clinical sites, completion, results, and timing thereof;
•
our plans and expected timeline related to our products, including timing of commercial launch, or developing new products, to address additional indications or to obtain regulatory approvals or clearances or otherwise;
•
the expected use of our products by clinicians, including market awareness, acceptance and adoption of our products, and anticipated utilization of our products;
•
our expectations regarding the number of procedures that will be performed with our products, the number of clinicians we expect to train, and the number of our sales territories;
•
our ability to obtain, maintain, and expand regulatory clearances for our current products and any new products we create;
•
the expected growth of our business and our organization;
•
our expectations regarding government and third-party payer coverage and reimbursement;
•
our ability to retain and recruit key personnel;
•
our ability to obtain an adequate supply of materials and components for our products from our third-party suppliers, most of whom are single-source suppliers;
•
our ability to manufacture sufficient quantities of our products with sufficient quality and the sufficiency of our current manufacturing capabilities;
•
our ability to obtain and maintain intellectual property protection for our products and our business;
•
our ability to expand our business into new geographic markets and the anticipated timing thereof;
•
our compliance with extensive Nasdaq and SEC requirements and government laws, rules and regulations both in the United States and internationally;
•
our expectations regarding operating trends, future financial performance and expense management and our estimates of our future expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•
our ability to identify and develop new and planned products and/or acquire new products;
•
our experience with inflationary and price pressures and increased labor costs and labor and staffing shortages as a result of general macroeconomic factors;

•
developments and projections relating to our market opportunity and penetration, competitors, or our industry; and
•
our intended use of net proceeds from our public offerings.

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

EXPLANATORY NOTE

Restatement of Consolidated Financial Results for the fiscal year-ended December 31, 2022, and interim periods for the fiscal year-ended December 31, 2023.

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 27, 2024, certain of the Company’s previously filed interim unaudited and annual audited consolidated financial statements should no longer be relied upon and a restatement is required for these previously issued consolidated financial statements. The Company has restated herein its consolidated financial statements as of and for the year ended December 31, 2022 (see Notes 3 and 19). In addition, the Company has restated its unaudited quarterly financial data for the first three quarters of the year ended December 31, 2023 as presented in Note 19, Restatement of Unaudited Quarterly Results.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to "SeaStar Medical," the “Company,” “we,” “us” or “our” refer to SeaStar Medical Holding Corporation and its consolidated subsidiaries following the Business Combination (as defined herein), other than certain historical information that refers to the business of SeaStar Medical, Inc. (the “Predecessor”) prior to the consummation of the Business Combination.

Overview

We are a clinical stage medical technology company developing a proprietary platform therapy, our Selective Cytopheretic Device (“SCD”), to reduce the consequences of hyperinflammation on vital organs. The inflammatory response is critical to fend off infections and repair damaged tissue in the body. Central to inflammation are the cells within blood and lymph circulatory systems, called white blood cells (primarily neutrophils and monocytes), also referred to commonly as “pus” cells.

In a normal inflammatory response, neutrophils are the first immune cells to arrive at the site and are key to the entire immune response that kills pathogens and promotes tissue repair. These inflammatory cells release chemicals (cytokines) that trigger the immune system to eliminate the foreign pathogens or damaged tissue, enhancing the immune response.

If the inflammatory response becomes excessive and dysregulated (referred as proinflammatory), normal neutrophil cells die off (“apoptosis”), allowing the inflammatory cells to continue to produce cytokines, further enhancing the dysregulated immune response, and altering feedback mechanisms that regulate the immune system. This results in damaging hyperinflammation spreading uncontrollably to other parts of the body, often leading to acute chronic solid organ dysfunction or failure, including heart, lung, kidney and liver diseases. This hyperinflammatory response is also known as the “cytokine storm,” referring to the body’s reaction to the category of small-secreted proteins released by hyperinflammatory cells that affect communication between cells. The cytokine storm, when left uncontrolled, can lead to organ damage and even death.

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

Currently, few therapeutics are available to clinicians to address hyperinflammation and for those options that do exist, such options are either immunosuppressive or only target one cytokine. We believe our technology has the potential to overcome limitations in existing anti-inflammatory treatments and address the challenge of selectively targeting activated neutrophils and monocytes.

We are leveraging our patent protected and scalable SCD technology platform to develop proprietary therapies that are organ agnostic and target both acute and chronic indications. Preclinically, our SCD was tested in various animal models, which include acute myocardial infarction, intracranial hemorrhage, chronic heart failure, sepsis, and acute respiratory distress syndrome. The animal models demonstrated the inflammatory response and how it was modified by our SCD. We will continue to explore the application of our SCD technology across a broad range of markets and indications where proinflammatory activated neutrophils and monocytes may contribute to disease progression or severity in both acute and chronic indications.

We are using our SCD initially to clinically validate several acute organ injury indications, including kidneys and lungs. Our investigational SCD is an extracorporeal synthetic membrane device designed to be easily integrated into existing continuous renal replacement therapy ("CRRT") systems that are commonly installed in hospitals, including in ICUs throughout the United States. Once approved and commercialized, our SCD would initially target acute kidney injury in both the pediatric CRRT population as well as adults on CRRT. In addition, we are developing our SCD to address inflammation associated with chronic dialysis and chronic heart failure.

There is substantial clinical demand for safe and effective control of hyperinflammation. The use of our SCD to reverse the cytokine storm in pediatric and adult patients with acute kidney injury on CRRT in clinical studies with more than 140 patients reduced mortality rates by 50%, and, of those patients who survive 60 days, none have required dialysis.

Pediatrics

In June 2022, we submitted a humanitarian device exemption ("HDE") application with the U.S. Food & Drug Administration ("FDA") for pediatric patients with acute kidney injury ("AKI") on CRRT. On February 22, 2024, we received the FDA HDE Approval Order, which allows sales to qualified healthcare facilities.

We intend to continue to shape our commercial and distribution strategy by expanding indications and pursue collaborations with partners in markets where such partners provide strategic capabilities in commercializing our product candidates and enabling access to specific patient populations. On December 27, 2022, we entered into a license and distribution agreement (the “Distribution Agreement”) with Nuwellis, Inc. (“Nuwellis”), pursuant to which we appointed Nuwellis as our exclusive distributor for the sale and distribution of our pediatric SCD product throughout the United States once we receive from the FDA a written authorization to market such product for pediatric use pursuant to our HDE application. Pursuant to the Distribution Agreement, we received an upfront payment , and will receive milestone payments upon achievement of certain milestones and royalties on gross sales of the SCD product. The Distribution Agreement has an initial term commencing on December 27, 2022 and shall end on the three (3) year anniversary from the date that is the earlier of (a) ninety (90) days after we receive FDA authorization to market such SCD product for pediatric use and (b) the first commercial sale of the SCD product. The term of the Distribution Agreement may be automatically extended for additional terms of one (1) year and for a total of two (2) consecutive extensions. Each party has the right to terminate the Distribution Agreement for material breach if such breach is not cured within ninety (90) days after written notice and we have additional rights to terminate the Distribution Agreement in accordance with other terms set forth in the Distribution Agreement. On December 29, 2023, the Distribution Agreement was amended and the Distributor shall pay Supplier the following milestone payments set forth below on the later to occur of (i) 30 days after achievement of the corresponding milestone events or April 1, 2024, and the Distributor has waived the repayment of the upfront payment from Supplier.

Adults

In addition, on February 9, 2023, we received approval from the FDA of our investigational device exemption ("IDE") application to conduct a pivotal study evaluating the effectiveness of SCD in reducing hyperinflammation in adults with AKI requiring CRRT. The Company began enrollment in Q2 2023 and expect to generate interim study results during the second half of 2024 and topline study results and submission of a Pre-market Approval ("PMA") application in the first half of 2025. There is no guarantee that we will complete the AKI adult trial in a timely manner, or at all, nor will there be any assurance that positive data will be generated from such trial. Even if we are able to generate positive results from these trials, the FDA may require us to conduct additional trials to support the study, or disagree with the design of the trials and request changes or improvements to such design.

We have received two additional Breakthrough Device Designations ("BDD") in 2023, totaling three. On April 29, 2022, we received a Breakthrough Device Designation ("BDD") for the use of our SCD in the treatment of immunomodulatory dysregulation in adult patients (18 and older) with AKI, which is expected to accelerate the regulatory approval process for such trial.

On September 28, 2023, we received Breakthrough Device Designation for our patented and cell-directed SCD for use with patients in the hospital ICU with acute or chronic systolic heart failure and worsening renal function due to cardiorenal syndrome or right ventricular dysfunction awaiting implantation of a left ventricular assist device.

On October 18, 2023, we received Breakthrough Device Designation for our patented and cell-directed SCD for use with patients in the hospital ICU with AKI and acute on chronic liver failure. We have been granted three

Breakthrough Device Designations from the FDA for the SCD device, each of which is expected to expedite the clinical development and regulatory review of the SCD for use in the designated patient population.

We believe that our novel therapeutic device is readily applicable for use in other indications, which will require additional clinical studies and FDA approval and increase the addressable market for our SCD technology. As we continue our work to expand indications, we believe we will have the ability to take advantage of economies of scale to reduce costs of production. We believe our scalable manufacturing process demonstrates a significant competitive advantage in the hyperinflammatory market.

We have pursued patent protection for our SCD technology as well as other technologies. Our patent portfolio consists of 40 patents and 8 pending patent applications in the U.S. and certain foreign jurisdictions. Of these patents and patent applications 33 are owned exclusively by us, and 15 are co-owned with the University of Michigan ("UOM"). UOM has granted to us an exclusive worldwide, royalty bearing license to UOM’s interest in all of the co-owned patents and applications. This license permits the Company to commercialize our SCD in all human therapeutic indications. For more information, see “ — Intellectual Property” below.

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

Our Market Opportunity

We are a therapeutic medical device company. Our clinical data was used to support an HDE submission to the FDA to request approval to market our SCD to hospitals and clinicians with pediatric patients suffering from AKI. Our clinical data has also been used to support the initiation of a pivotal PMA study in adult AKI. In the long term, we intend to pursue the application of our SCD technology to additional indications, including acute respiratory distress syndrome, chronic dialysis, cardiorenal syndrome and hepatorenal syndrome and others.

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

Since 2010, a significant amount of data has been published to quantify the clinical and financial impact of AKI, resulting in a broadening AKI treatment “boom” beyond dialysis to areas of diagnostics, complimentary therapies, and pharmacologics. As hospital administrators and government officials gain understanding of the impact and burden of AKI increases, we believe that attention will continue to grow. According to Hobson in his article titled “Cost and Mortality Associated with Postoperative Acute Kidney Injury,” a 2015 study of 50,314 patients (over 11 years) found that upon greater scrutiny, AKI was found in 39% of post-surgical patients, and 19% of patients had stage 2 or 3 AKI with an average incremental cost of $29,800 per patient. Additionally, with historical mortality rates approximately 50%, treating AKI is increasingly of interest to clinicians, hospitals, and product manufacturers alike.

The AKI patient population is growing on average 6.9% per year according to the Healthcare Cost and Utilization Project commissioned by the Agency for Healthcare Research and Quality, a U.S. federal agency. According to Massicotte and Azarniouch in their 2015 work titled “Acute Kidney Injury in the Intensive Care Unit: Risk Factors and Outcomes of Physician Recognition Compared with KDIGO Classification,” around 80% of moderate or severe cases of AKI are not diagnosed and documented, suggesting the U.S. AKI patient population is higher than the estimated 6 million patients annually. The pediatric population for AKI patients in the U.S. on CRRT is estimated to be less than 8,000 patients per year, which is a substantially small sub-set of the 6 million AKI patient population.

The AKI market needs new and effective solutions, and hospitals continue to search for and evaluate new products. For a product to succeed in the AKI space, it must demonstrate and achieve clear and significant clinical benefit to patients, while providing positive financial incentives for hospitals to generate revenue and profitability.

Our Growth Strategies

Key elements of our growth strategy include innovating and expand our applications through clinical trials; differentiation through medical education; business development and out-licensing activities and scaling production with manufacturing partners. We expect to employ several core growth strategies:

•
Execute on clinical plan through key relationships: Our initial focus on the treatment of AKI in adults and pediatrics is supported by our long and established relationship with UOM, which licenses to us certain key technology underpinning our novel immunomodulatory therapy, as well as other leading academic hospitals and institutions throughout the U.S. Such relationships enable us to expand and refine the design and execution of our clinical plans with a more targeted outcome and objectives. In addition, we have submitted the HDE for the pediatric AKI indication in June 2022. On February 22, 2024, we received the FDA HDE Approval Order, which allows sales to qualified healthcare facilities. In February 2023, the Company received FDA IDE approval for the adult AKI indication. This indication has received the FDA BDD for our SCD therapy targeting AKI adult patients, is expected to accelerate and streamline the regulatory approval process prior to the commercial launch of our product candidates. On September 28, 2023, we received Breakthrough Device Designation for our patented and cell-directed SCD for use with patients in the hospital ICU with acute or chronic systolic heart failure and worsening renal function due to cardiorenal syndrome or right ventricular dysfunction awaiting implantation of a left ventricular assist device. On October 18, 2023, we received Breakthrough Device Designation for our patented and cell-directed SCD for use with patients in the hospital ICU with AKI and acute on chronic liver failure. We have been granted three Breakthrough Device Designations from the FDA for the SCD device, each of which is expected to expedite the clinical development and regulatory review of the SCD for use in the designated patient population.
•
Differentiation through medical education: We intend to dedicate resources to educate physicians, hospital clinicians and other decision makers in the medical communities on the role of neutrophils and monocytes in both acute and chronic indications, and therapeutic benefit of controlling and modulating excessive inflammatory response. We intend to focus our marketing strategies not only on the therapeutic capabilities of our technology, but also the economic consequences of hyper-inflammation in the current standard of care and treatment infrastructure and highlight the differentiating factors of our SCD product candidates that can provide a cost-effective solution.
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

Our Clinical Stage Product Candidates

The following disclosure summarizes the key clinical studies in which our SCD product candidates (Quelimmune for pediatrics) have been evaluated. All trials and studies below are conducted under IDEs approved by the FDA.

We submitted an HDE application for our SCD for the treatment of pediatric patients with acute kidney injury undergoing Continuous Renal Replacement Therapy (CRRT) to the FDA in June 2022. We obtained an Approvable Letter for the HDE in October 2023. On February 23, 2024, we announced a final Approval Order for the HDE.

Clinical Progression

SCD 006 Pivotal Study (“SCD 006”) Design

We are actively enrolling and treating patients in a pivotal clinical trial of the SCD for the treatment of AKI in adults under a granted Breakthrough Device Designation (BDD) (April 2022) by the FDA. This trial ("SCD-006"; NCT05758077) is a 200 subject, prospective, multi-center, open label, randomized, two-arm comparative pivotal study conducted in the United States. SCD-006 is designed to assess a composite endpoint of both mortality or dialysis dependency at Day 90 (see schematic figure below). The control arm will consist of adults with AKI who undergo CRRT in hospital ICUs who typically have estimated mortality of nearly 50%. Among those with AKI who undergo CRRT and survive hospitalization, nearly one in four (25%) usually require long term dialysis. The study design was recently published in the journal Nephron (Yessayan et al., Nephron. 2023 Jul 13. doi: 10.1159/000531880). The study title is also being referred to as NEUTRALIZE-AKI (NEUTRophil and monocyte deactivation via seLective cytopheretIc device – a randomiZEd clinical trial in Acute Kidney Injury).

Current Trial Status

We submitted the SCD-006 IDE Protocol to the FDA on January 6, 2023 and attained approval in March 2023. We began enrollment in the second quarter of 2023 and we anticipate the enrollment period to last 15 to 18 months. On April 29, 2022, we received a BDD for the use of our SCD in the treatment of immunomodulatory dysregulation in adult patients (18 and older) with AKI, which is expected to aide our discussions related to the regulatory review and approval process for SCD-006.

We currently anticipate generating interim results from this trial in late 2024 and topline study results and submission of a PMA application by early 2026. Additional clinical studies under IDEs include cardiorenal syndrome and hepatorenal syndrome. We are also conducting exploratory clinical research at the University of Michigan to define the patient population for potential treatment with SCD product candidates, and any future studies will be based upon initial clinical data collected in these studies.

Other Clinical Studies

The table below lists the major studies conducted in AKI to date with our SCD. Except for SCD-003 and SCD-006, our clinical studies have not included a randomized control arm.

Study Name	Objective	Primary Endpoint	Study Population	Total Enrolled	Device-Related SAEs	Key Outcomes
China Study	AKI Safety, Mortality and Device Integrity Study	Safety and in-hospital mortality	AKI	N=9	None	The mortality for the case-matched controls was 77% (7/9), vs 22% (2/9) in the SCD treatment group (P=0.027) (Ding F, et al. ASAIO J. 2011;57(5):426-432).
ARF-002	AKI Safety, Mortality and Device Integrity Study	Safety and 60-day survival	AKI	N=35	None

Death from any cause at day 60 was 31.4% (11/35). Renal recovery, defined as dialysis independence, was observed in all of the surviving subjects at day 60. (Standard of care therapy is associated with a >50% 60-day mortality (Tumlin JA, et al. Semin Dial. 2013;26(5):616-623).

SCD-003	To determine the difference between SCD therapy and CKRT alone in survival	Day 60 survival	AKI	N=134	None

This was a Phase 3A randomized controlled trial. Due to a nationwide calcium shortage during the study, most patients received ineffective therapy as regional ionized calcium (iCa) levels couldn’t be maintained at the target range. This resulted in no differences in outcomes in the intent-to-treat patient population. However, the subset of patients who achieved the target iCa ranges showed a significant clinical benefit in a per-protocol (PP) analysis. In this group, the 60-day mortality rate was 16% in the SCD-treated group compared to 41% in the control group. Furthermore, the composite endpoint of mortality and/or dialysis dependency at day 60 was lower in the PP SCD-treated group compared to the control group (16% vs. 58%, respectively, p = 0.01) (Tumlin JA, et al. PLoS One. 2015;10(8):e0132482). See additional details below on the SCD-003 study

SCD-PED-01	To determine safety and efficacy of SCD therapy + CKRT in pediatric patients	Day 60 survival and 60-day dialysis dependency	AKI	N=16	None

75% of patients (12/16) survived to hospital discharge. 100% of surviving patients (12/12) were dialysis independent by day 60 (Goldstein SL, et al. Kidney Int Rep. 2020;6(3):775-784; Goldstein SL, et al. Kidney Medicine.2024, doi: https://doi.org/10.1016/j.xkme.2024.100). See additional details below on the SCD-PED studies.

SCD-PED-02	To assess the safety of SCD in children with AKI weighing ≥10 kg and ≤20 kg	Safety	AKI	N=6	None

5/6 (83%) patients survived to ICU discharge and all surviving patients were dialysis-independent by day 60 (Goldstein SL, et al. Kidney Medicine. 2024, doi: https://doi.org/10.1016/j.xkme.2024.100). See additional details below on the SCD-PED studies.

SCD-005	To assess the safety and efficacy of SCD in AKI or ARDS patients associated with COVID-19 infections	Mortality at day 60; dialysis dependency at day 60; ventilation at day 28	AKI or ARDS after COVID-19	N=22	None

SCD-treated patients had a reduction in 60-day mortality of 50% (11/22), vs 81% (13/16) in a contemporary control group from a concurrent prospective CKRT registry (P=0.102). The subjects who received >96 hours of SCD treatment, per protocol, had a further reduction in mortality to 31% (5/16) (P<0.012) (Yessayan LT, et al. Crit Care Explor. 2022;4(5):e0694).

SCD-003: Additional Details

SCD-003 was a controlled, randomized, and multicenter clinical trial that was initiated in September 2011 and terminated in September 2013 under an FDA approved IDE. For this trial, the control group received standard CRRT with RCA and the SCD-treated group received up to seven days of SCD therapy. The study was sponsored by the Predecessor with the support of a third-party contract research organization.

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

During the second quarter of the enrollment period, a national calcium shortage occurred in the United States due to certain FDA-related quality manufacturing issues at major U.S. suppliers. Due to the reliance of the SCD on a narrow intra-circuit iCal range for functional efficacy and the concern that patients randomized to the SCD were not receiving effective therapy due to insufficient iCal levels, the interim analysis was performed early, after enrollment of 134 patients. Enrollment was paused on May 24, 2013, to assess the clinical impact of the calcium shortage on study endpoints. The shortage of calcium infusion solutions resulted in a tendency to minimize citrate infusion rates. Accordingly, the iCal levels within the blood circuit tended to be above the recommended range of 0.25 to 0.40 mmol/L. No significant differences were noted between the control and treatment groups in terms of baseline characteristics. Of the 134 patients in the analysis, 69 received CRRT alone and 65 received CRRT + SCD therapy. No statistically significant difference was found between the treated and control patients with a 60-day mortality of 39% (27/69) and 36% (21/59), respectively. No statistically significant difference was found between the SAEs of the control and treatment groups. Furthermore, none of the SAEs were considered ‘definitely’ device related per the principal investigator. The amount of time patients in both the control and treatment group were maintained in the recommended iCal range (0.23 - 0.40 mmol/L), as specified in the study protocol, was substantially lower than expected. Of the 134 patients enrolled in the SCD-003 protocol at the time of the interim analysis, 19 SCD patients

(CRRT + SCD) and 31 control patients (CRRT alone) were maintained in the protocol’s recommended range for greater or equal to 90% of the therapy time. The study was subsequently terminated.

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

Among the per-protocol (PP) cohort of patients who achieved the recommended iCal range, the composite of death or dialysis dependency at 60 days was observed in 16% of SCD treated subjects versus 58% of control subjects. The incidence of serious adverse events did not differ between the treated and control groups.

SCD-PED-01 and 02 Studies – Additional Details

A multi-center, prospective pilot study SCD-PED-01 was undertaken to assess the safety and efficacy of our SCD in pediatric patients with AKI (weighing at least 20 kg) being treated with continuous kidney replacement therapy with RCA. The primary objective of the study was to evaluate the safety of up to seven consecutive 24-hour treatments of our SCD. The secondary objective was to evaluate the efficacy of up to seven consecutive 24-hour SCD treatments on all-cause mortality and dialysis dependency at Day 28 and Day 60. This study was sponsored by the Predecessor with the support of a third-party contract research organization.

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

A similar study known as SCD-PED-02 was undertaken in pediatric patients weighing between 10 and 20 kg. The study enrolled 6 patients (proposed maximum of up to 10 patients). 5/6 (83%) patients survived to ICU discharge and all surviving patients were dialysis-independent by Day 60.

A combined pooled analysis of both the PED-01 and PED-02 studies (N=22 total) demonstrated a survival rate of ~77% at Day 60 in pediatric patients weighing at least 10 kg. This data was published in the journal Kidney Medicine in February 2024.

Chronic Applications in Inflammatory Disorders and Corresponding Studies at the University of Michigan (“UoM”)

We are evaluating the safety and efficacy of our SCD in preliminary clinical trials that may lead to applications for our SCD in additional patient populations. The following are examples of our ongoing efforts to identify additional patient populations that may benefit from treatment with our SCD.

Pilot Feasibility Trial of SCD Therapy in ESRD Patients

The SCD therapy was evaluated in a cohort of 15 end-stage renal disease (ESRD) patients on chronic hemodialysis. The therapy promoted a shift in monocytes from a predominantly proinflammatory to a reparative phenotype. Adverse events or serious adverse events (SAEs) were minimal during SCD treatment and RCA, with four of the 13 patients experiencing adverse events. None of these adverse events were definitively linked to SCD therapy.

Cardiorenal Syndrome

Cardiorenal syndrome (“CRS”) is a clinical disorder in which therapy to relieve the congestive symptoms of chronic heart failure is limited by a decline in renal function. Up to one-third of patients with acute decompensated chronic heart failure present with this disorder; this condition is increasing in incidence with an estimated one million hospital admissions annually in the United States. Once hospitalized, these patients are treated with a high dose of intravenous diuretics to relieve persistent congestion. The use of diuretics, however, frequently results in worsening renal function, progression of heart failure and death. Immune dysregulation plays a key role in cardiorenal syndrome.

The CRS clinical trial at the UoM is a safety and efficacy dose escalation study in 10 patients that was designed to evaluate whether ultrafiltration therapy in CRS, a disease with a dismal prognosis and currently ineffective therapy, with SCD therapy will improve cardiac and renal (production of urine) functions. In the study, an improvement of cardiac function is measured by the rate of ejection fraction, which is the percentage of blood leaving the heart each time it contracts. An improvement of renal function is measured by serum creatinine and blood urine nitrogen (two common biomarkers to assess renal function) levels. In addition, a variety of other biomarkers will also be measured. One patient has been successfully treated with the SCD thus far in this study. The effect of the SCD on cardiac function was recently demonstrated in a first-in-human case report of a 71-year-old male patient with cardiorenal syndrome including severe heart failure with reduced ejection fraction and was deemed ineligible for cardiac transplantation or LVAD due to worsening renal function (WRF) and right ventricular dysfunction. The patient was treated with the SCD and effectively bridged to LVAD and demonstrated proof-of-concept for an innovative approach to the treatment of CRS using our device. These initial results now provide important feasibility data for a follow-on study to undertake a controlled randomized clinical trial to evaluate the clinical efficacy of our SCD in CRS patients that have failed ultrafiltration therapy. Based on this data, our SCD recently received BDD for CRS in October 2023. These results were recently published in the journal PLoS One in April 2023 and an additional perspective article was published in the journal European Journal of Heart Failure in February 2024.

Hepatorenal Syndrome (HRS)

Hepatorenal syndrome is characterized by an abrupt deterioration of kidney function, driven by a hyperinflammatory process in patients with advanced liver cirrhosis, and is associated with an unacceptably high mortality. Without treatment, the prognosis for patients with hepatorenal syndrome is poor with most dying within weeks of the onset of renal failure. In fact, the mortality rate for patients with severe acute or chronic liver failure with four or more organ failures at 28 days is 100%. Approximately 700,000 cases of hepatorenal syndrome are reported in the U.S. annually. In 2019 the economic burden for hepatorenal syndrome hospitalization was estimated at $4.2 billion.

The NCT04898010 study is an investigator-initiated pilot study to assess the safety and efficacy of the SCD in treating up to 10 ICU patients with AKI and HRS Type I. The study aims to understand the effect of 7 days of treatment with the SCD on white blood cells in the bloodstream of patients with hepatorenal syndrome and its impact on blood circulation and kidney function. Two patients with type 1 hepatorenal syndrome have been treated to date in this study. Positive clinical outcomes were seen in both cases - one patient with hepatorenal syndrome due to acute alcoholic hepatitis was alive at day 90 after seven days of SCD treatment and undergoing liver transplantation evaluation, and the other patient with hepatorenal syndrome due to non-alcoholic steatohepatitis or NASH had a successful liver transplantation 6 days after SCD therapy ended. This suggested a role of SCD immunomodulation to treat acute or chronic liver failure, regardless of the etiology, as a bridge to evaluation or successful intervention for liver transplantation. Both of these cases were recently published in the American Society for Artificial Internal Organs Journal in August of this year (Yessayan et al., ASAIO J. 2023., doi: 10.1097/MAT.0000000000002033). This led to the FDA granting the SCD a BDD for HRS in October 2023.

Myocardial Ischemia in End-Stage Renal Disease Patients on Chronic Hemodialysis

A major cause of death in patients on chronic dialysis is due to cardiovascular disease. Novel interventions need to be identified and tested to ameliorate the high morbidity and mortality of myocardial disease in these patients. Multiple hemodynamic and inflammatory factors contribute to the elevated risk of cardiac disease in chronic hemodialysis patient populations. Hemodialysis treatment is associated with repetitive ischemic events, or myocardial stunning, and is identified with regional wall motion abnormalities on echocardiograms. This repetitive ischemic stress results in progressive damage resulting in declines in left ventricular ejection fraction and risk for sudden cardiac death. Both acute and chronic inflammation and its cellular immunologic effector, the activated monocyte, are central to the accelerated cardiovascular disease in patients with chronic end-stage renal disease.

A pilot safety and efficacy study in 10 patients to evaluate the reduction in myocardial stunning events in hemodialysis patients is planned at the UoM. The primary outcome is expected to measure the change in regional wall abnormalities identified on an echocardiogram. Initial results are expected to provide important feasibility data for a follow-on study to undertake a controlled randomized clinical trial to evaluate the clinical efficacy of our SCD in myocardial stunning hemodialysis patients.

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

Distribution

The Supply Agreement contains a provision granting FUSA a right of first refusal for the first three years after regulatory approval of our SCD product candidate to distribute the pediatric and adult products in the United States. If during such period, SeaStar Medical elects to promote and sell the SCD through distributors, SeaStar Medical will be required to provide FUSA with a right of first refusal to be SeaStar Medical’s exclusive distributor of the SCD in the United States and its territories, provided that the SCD is not promoted or sold in a manner that is incompatible with any devices manufactured and/or sold by FUSA or its affiliates. On December 27, 2022, we entered into a license and distribution agreement with Nuwellis. We appointed Nuwellis as our exclusive distributor for the sale and distribution of SCD product throughout the United States once we receive written authorization from the FDA to market our SCD for pediatric use pursuant to our HDE application. On December 29, 2023, the Distribution Agreement was amended and the Distributor shall pay Supplier the following milestone payments set forth below on the later to occur of (i) 30 days after achievement of the corresponding milestone events or April 1, 2024, and the Distributor has waived the repayment of the upfront payment from Supplier.

Third-Party Reimbursement

We anticipate that coverage and reimbursement by Centers for Medicare and Medicaid Services ("CMS") and private payors will be essential for most patients and health care providers to pay for our treatments, particularly in the applications of continuous renal replacement therapy for dialysis access and the treatment of hyperinflammatory conditions, including AKI. Accordingly, future sales of our products will depend substantially, both domestically and abroad, on reimbursement by government authorities, private health coverage insurers and other third-party payors. Our strategy around reimbursement focuses on achieving alignment and agreement from CMS on coding and payment pathways; both are critical to influencing and achieving optimal reimbursement payment from private payor sources. Therefore, we continue to develop a comprehensive reimbursement strategy including CMS, private payors and other key stakeholders to ensure a clear and sustainable reimbursement path for all SCD product opportunities.

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

The Company currently has 18 issued U.S. patents and 3 pending U.S. patent applications. The Company also has 22 issued foreign patents and has 3 pending foreign patent applications. The Company’s issued patents begin to expire in 2028, with the last of these patents expiring in 2034, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term.

The following table summarizes the number of our patents and patent applications as of December 31, 2023:

	US	Foreign	US	Foreign
SCD Technology (Patent Families 1-5)	16	22	2	3
Other Technology (Patent Families 6-10)	2	—	3	—
Total	18	22	5	5

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

Patent Family 1 contains nine U.S. patents and one pending U.S. patent application directed to systems and methods for processing leukocytes and for treating subjects with various inflammatory conditions using a SCD cartridge, and to a SCD cartridge. These patents will expire from 2028-2031, and the pending application, if granted, will expire in 2028, assuming that the required maintenance fees are paid. We also co-own with UOM counterpart patents granted in Canada, Japan and New Zealand. These counterpart patents will expire in 2028, assuming that the required maintenance fees are paid. The patents and applications in Patent Family 1 are as follows:

Patent Family 1†

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2031	Methods for processing leukocytes and methods for treating subjects having inflammatory conditions using such methods
United States	Granted	2029	Methods for treating subjects undergoing a cardiopulmonary bypass
United States	Granted	2029	Methods for treating subjects with end-stage renal disease
United States	Granted	2029	Methods for treating subjects with acute renal failure
United States	Granted	2029	Methods for treating subject with sepsis
United States	Granted	2031	A device that processes activated leukocytes and platelets
United States	Granted	2029	Methods for treating acute lung injury and acute respiratory distress syndrome
United States	Granted	2029	Systems for treating activated platelets
United States	Granted	2028	Systems for treating activated leukocytes
United States	Pending	2028*	Systems for treating leukocytes and platelets and methods for treating subject having inflammatory conditions by processing leukocytes or platelets
Canada	Granted	2028	Systems and methods for processing leukocytes and
			platelets and systems for treating inflammatory conditions
Canada	Granted	2028	A device for processing activated leukocytes and platelets
Japan	Granted	2028	A device and methods for treating leukocytes
Japan	Granted	2028	A device for processing activated leukocytes
New Zealand	Granted	2028	Systems and methods for processing leukocytes and platelets and for treating inflammatory conditions

*	Expiration date if application is granted.
†	This patent family was developed with U.S. federal government funding and is subject to obligations under the Bayh-Dole Act.

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

The UOM License Agreement will remain in effect, unless earlier terminated, until all licensed patents have expired. If we materially breach the terms of the UOM License Agreement, UOM has a right to terminate the agreement. In some cases, we may have an opportunity to cure a material breach within 30 days or 90 days, but in some cases UOM may terminate the agreement immediately upon our breach. We may also terminate the agreement by giving UOM 90-day advanced notice provided certain conditions are met.

In addition to the co-owned patents and patent applications in Family 1, we also solely own four additional patent families (Families 2-5) directed to the SCD technology. Patent Family 2 includes one U.S. patent and one pending U.S. patent application directed to a second generation of the SCD cartridge and methods for using our SCD cartridge to process leukocytes. The patent will expire in 2031, and the application, if granted, will expire in 2031, assuming that the required maintenance fees are paid. Counterpart patents have been granted in Australia, Europe, and Japan with the European patent having been validated in France, Germany, Italy, Spain, and the United Kingdom, and a patent application is pending in Canada. These patents, and the application, if granted, will expire in 2031, assuming that the required maintenance fees are paid. The patents and the application in Patent Family 2 are as follows:

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

Sales and Marketing

While currently we do not have a significant sales and marketing capability, we are actively pursuing resources and support for commercialization efforts in light of obtaining FDA HDE approval for pediatrics with AKI on February. On December 27, 2022, we entered into a U.S. License and Distribution Agreement with Nuwellis, for the pediatric SCD that received approval on February 23, 2024. On December 29, 2023, we amended the distribution and license agreement with Nuwellis. We will leverage their existing sales team that has similar call points to those needed for the pediatric SCD. We intend to build or contract for medical education as well as clinical training and support.

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

The ADN is calculated by taking the number of devices reasonably necessary to treat or diagnose an individual per year and multiplying it by 8000. For example, if the typical course of treatment using an HDE device, in accordance with its intended use, requires the use of seven devices per patient per year, then the ADN for that HDE device would be 56,000 (i.e., 7 x 8000).

If the number of devices distributed in a year exceeds the ADN, the sponsor can continue to sell the device but cannot earn a profit for the remainder of the year.

The SCD (Quelimmune pediatrics) is eligible to sell for a profit as per the Final Approval Order issued to Company on February 23, 2024.

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

Employees

As of December 31, 2023, we had 12 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Corporate History

The Company was initially incorporated as the Predecessor under the name Nephrion, Inc. on June 6, 2007. On August 3, 2007, we amended our corporate name to CytoPherx, Inc. On June 19, 2019, we amended our corporate name to SeaStar Medical, Inc., herein the Predecessor as previously defined above.

On October 28, 2022, LMF Acquisition Opportunities, Inc. ( as defined above “LMF”), a Delaware special purpose acquisition company, consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of LMF (“Merger Sub”), and the Predecessor, a Delaware corporation, pursuant to an Agreement and Plan of Merger, dated April 21, 2022 (the “Merger Agreement”), by and among LMF, Merger Sub and the Predecessor (the "Transaction"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into the Predecessor, with the Predecessor surviving the merger as a wholly-owned subsidiary of LMF (the “Business Combination”). Following the consummation of the Business Combination, LMF was renamed “SeaStar Medical Holding Corporation” (the “Company”).

Available Information

We make available free of charge on or through our website, https://seastarmedical.com, our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on, or that may be accessed through our website is not part of, and is not incorporated into this Annual Report.

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

Risk Factor Summary

•
The Company has incurred significant losses since its inception and may continue to incur significant losses for the foreseeable future.
•
The Company has not generated any significant revenue and may never be profitable.
•
The Company has a limited operating history.
•
If the Company fails to obtain additional financing, it would be forced to delay, reduce or eliminate its product development program.
•
The Company may not use its net operating losses to offset future taxable income Risks Related to the Company’s Business Operations.
•
The Company may not receive approval from the FDA to market its product.
•
The Company is subject to certain risks relating to pursuing an FDA approval process.
•
The Company may not be able to manage its growth effectively.
•
The Company will initially depend on revenue generated from a single product.
•
The Company may fail to comply with extensive regulations of United States and foreign regulatory agencies.
•
Delays in successfully completing the Company’s planned clinical trials could jeopardize its ability to obtain regulatory approval.
•
The Company has limited experience in identifying and working with large-scale contracts with medical device manufacturers.
•
Difficulties in manufacturing the Company’s SCD could have an adverse effect upon its revenue and expenses.
•
The Company faces intense competition in the medical device industry.
•
The Company outsources many of its operational and development activities for which it may not have full control.
•
The Company may be subject to enforcement action if it engages in improper marketing or promotion of its products.
•
The Company is subject to stringent and changing privacy laws, regulations and standards
•
The Company depends on key personnel and its inability to attract and retain qualified personnel could impede its ability to achieve its business objectives.
•
The Company’s products may in the future be subject to product recalls.
•
The Company’s business is subject to risks arising from future pandemics.

•
The Company’s forecasted operating and financial results may not be accurate
•
The Company’s estimates of market opportunity, industry projections and forecasts of market growth may prove to be inaccurate.
•
The Company relies upon exclusively licensed patent rights from third parties which are subject to termination or expiration.
•
If the Company is unable to obtain and maintain sufficient patent protection for its products, the Company’s ability to commercialize such products successfully may be adversely affected.
•
The Company may not be able to obtain protection under the Hatch-Waxman Act and similar non-United States legislation for extending the term of patents covering its products
•
The Company could become involved in intellectual property litigation that could be costly, result in the diversion of management’s time and efforts.
•
Issued patents covering one or more of the Company’s products could be found invalid or unenforceable if challenged in patent office proceedings, or in court.
•
If the Company is unable to protect the confidentiality of its trade secrets, the value of its technology could be adversely and materially affected, and its business could be harmed.
•
Competitors may develop superior products based on new technologies.
•
Changes to the patent law in the United States and other jurisdictions could diminish the value of the Company’s patents in general, thereby impairing the Company’s ability to protect its products.
•
Intellectual property rights do not necessarily address all potential threats to the Company’s competitive advantage.
•
The Company may obtain only limited geographical protection with respect to certain patent rights,
•
The Company does not have long-term experience operating as a United States public company.
•
The Company’s Common Stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Common Stock is delisted, it could negatively impact the Company.
•
The Company identified a material weakness in its internal control over financial reporting, which may result in restatements of financial statements.
•
The Company may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
•
The trading price of our Common Stock has been volatile and is likely to be volatile in the future.
•
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•
Future sales, or the possibility of future sales, of a substantial number of shares of our Common Stock could adversely affect the price of the shares and dilute stockholders.
•
We have not paid cash dividends in the past and do not expect to pay dividends in the future

Risks Relating to the Company’s Financial Condition

The Company has incurred significant losses since its inception and anticipates that it will continue to incur significant losses for the foreseeable future.

The Company is a medical technology company focused primarily on developing and commercializing its lead product candidate, the SCD, for pediatric and adult AKI indications. The Company applied for a HDE for SCD in June 2022 for the treatment of pediatric patients with AKI on CRRT. On September 29, 2023, the Company received a correspondence from the FDA indicating that this HDE is approvable for use in children weighing 10 kilograms or more with AKI and sepsis or a septic condition requiring CRRT in the hospital ICU. On October 30, 2023, the Company announced that it received the approvable letter from the FDA, which outlined remaining administrative steps that must be finalized before the HDE can be approved and active for commercialization. On February 22, 2024, the Company announced the receipt of the approval order from the FDA. The Company believes the approval of its HDE will confirm SCD and its technology as an effective tool to treat hyperinflammation related diseases, which will enable us to successfully execute our business and growth strategies.

In addition, on February 9, 2023, the Company received approval from the FDA of its IDE application to conduct a pivotal study evaluating the effectiveness of its SCD in reducing hyperinflammation in adults with AKI requiring CRRT. The Company began enrollment in June 2023 and expects to generate interim study results by mid-2024 and topline study results and submission of a PMA application by the end of 2024, and the Company is targeting FDA approval by the end of 2025. However, there is no guarantee that the Company will complete any planned clinical trial in a timely manner, or at all, nor will there be any assurance that positive data will be generated from such a trial. Even if the Company is able to generate positive results from this trial, the FDA and other regulatory agencies may require the Company to conduct additional trials to support the study or disagree with the design of the trial and request changes or improvements to such design.

To date, the Company has not obtained regulatory approval to commercialize or sell any of its SCD product candidates, and it does not expect to generate any significant revenue for the foreseeable future. The Company has incurred significant net losses since its inception and had an accumulated deficit of $106.1 million and $69. million as of December 31, 2023 and 2022, respectively.

The Company has devoted most of its financial resources to research and development, including clinical trials and non-clinical development activities, and to obtain regulatory approval of its SCD product candidates. Since the completion of the Business Combination, the Company relied primarily on the sales of securities to fund its operations and are limited as the Company needs to meet certain conditions before such funding becomes available. The size of its future net losses will depend, in part, on the rate of future expenditures and its ability to generate revenues. To date, none of its product candidates have generated revenue, and if its product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, it will not achieve profitability and its business may fail. Even if the Company successfully obtains regulatory approval to market its product candidates in the United States, its revenues are also dependent upon the size of the markets outside of the United States, regulatory approval outside of the United States, and its ability to obtain market approval and achieve commercial success.

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

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. The Company expects its research and development expenses to substantially increase in connection with its ongoing activities, particularly as it advances its clinical programs. As of December 31, 2023 and 2022, SeaStar Medical had negative working capital of $4.2 million and $3.8 million, respectively. The Company currently does not have sufficient capital to support its operations and complete its planned regulatory approval process. The Company will need to secure additional capital to continue its operation, and such funding may not be available on acceptable terms, or at all. In addition, the Company incurred a significant amount of debt in connection with the Closing, including the issuance of unsecured and secured promissory notes to LM Funding America, Inc. (“LMFA”), LMFAO Sponsor (the "Sponsor") and Maxim ("Maxim"), and convertible notes to 3i LP (“3i”), an affiliate of Tumim Stone Capital (“Tumim”), and the Company may not have sufficient funds to repay these loans. Even if the Company obtains additional funding, the Company will be required to make certain mandatory payments under such promissory notes, which will reduce the amount of proceeds available for the Company to operate its business.

On August 23, 2022, LMF and the Predecessor entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim for the purchase of up to $100.0 million in shares of the common stock (“Common Stock") after the consummation of the Business Combination. There were certain conditions and limitations on the Company’s ability to utilize the $100.0 million equity line with Tumim. The Company was required to satisfy various conditions, which include, among others: (1) delivery of a compliance certificate; (2) filing of an initial registration statement; and (3) customary bring-down opinions and negative assurances, in order to commence the selling of Common Stock to Tumim under the Purchase Agreement. Once such conditions were satisfied, Tumim’s purchases were subject to various restrictions and other limitations, including a cap on the number of shares of

Common Stock that we could sell based on the trading volume of our Common Stock, as well as certain beneficial ownership restrictions of Tumim. The Company has received a total of $1.9 million from the Purchase Agreement through February 15, 2024, when the Purchase Agreement was terminated by mutual consent of the parties thereto pursuant to its terms.

In March 2023, the Company entered into a securities purchase agreement with an 3i (as amended from time to time, the “March 2023 SPA”) for the purchase and sale of convertible notes and warrants (together with the March 2023 SPA, the “Note Documents”). The Note Documents include various restrictions and covenants, including an optional redemption provision that provides such investor the right to require the Company to use up to 20% of the proceeds of any subsequent financing, including this offering, to repay outstanding balance of the notes (the “Optional Redemption Rights”). In connection with this offering, the institutional investor agreed to waive its Optional Redemption Rights and any event of default that may arise thereunder with respect to this offering and suspend the Optional Redemption Rights for a period of sixty (60) days following the closing of this offering (the “Suspension Period”), and the Company granted the institutional investor a right to redeem all or a portion of the then outstanding Conversion Amount (as defined in the Note Documents) within three (3) trading days after the Suspension Period at an amount equal to 200% of the Conversion Amount. As of the date of this Form 10-K, the aggregate Conversion Amount under the Note Documents is approximately $1.0 million. Failure to meet the restrictions, obligations, and limitations under the Notes Documents or the securities issued thereunder may result in an event of default in accordance with the terms of the convertible notes issued thereunder. An event of default would, among other things, provide the noteholder with the right to increase the outstanding balance by 15%. Additionally, upon an event of default, the noteholder may consider the convertible note immediately due and payable. Furthermore, upon an event of default, the interest rate may also be increased to 12% per annum

Even if the Company receives sufficient capital in the future, the Company will be required to raise additional funds to support its own operations and complete its planned regulatory approval process, and such funding may not be available in sufficient amounts or on acceptable terms to the Company, or at all. If it is unable to raise additional capital when required or on acceptable terms, the Company may be required to:

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

As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for federal and state (Colorado, California, and Florida) income tax purposes of $106.2 million and $2.0 million, respectively, which may be available to offset taxable income in the future. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80 percent of taxable income. Federal NOLs incurred before 2018 may be carried forward 20 years but are not subject to the taxable income limitation. Under current law, California NOLs generally may be carried forward 20 years (with a limited extension for California NOLs incurred in 2020-2021) without a taxable income limitation. The Company’s federal NOLs include $53.4 million that can also be carried forward indefinitely, and the remaining $52.8 million of federal NOLs expire in various years beginning in 2027 for federal purposes. The California NOLs expire beginning in 2039 if not utilized. A lack of future taxable income would adversely affect the Company’s ability to utilize these NOLs before they expire.

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

The Company is required to submit a substantial amount of supporting documentation for its HDE application to demonstrate the eligibility of the SCD to treat pediatric patients. The Company submitted an application for a HDE for SCD in June 2022 for the treatment of pediatric patients with AKI on CRRT. On September 29, 2023, the Company received correspondence from the FDA indicating that this HDE is approvable for use in children weighing 10 kilograms or more with AKI and sepsis or a septic condition requiring CRRT in the hospital ICU. On October 30, 2023, the Company announced that it received the approvable letter from the FDA. On February 22, 2024, the Company announced the receipt of the approval order from the FDA. The Company believes the approval of its HDE will confirm SCD and its technology as an effective tool to treat hyperinflammation related diseases, which will enable us to successfully execute our business and growth strategies.

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
•
insufficient funding to engage or continue to engage contract research organization to execute the trials;
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

The California Consumer Privacy Act of 2018 (“CCPA”) is an example of the increasingly stringent data protection legislation in the United States. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA created civil penalties for violations, as well as a private right of action for data breaches and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact the Company’s business activities depending on how they are interpreted.

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

Patents have a limited duration. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents related to the Company’s products, or their uses are obtained, once the patent life has expired, the Company may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting the Company’s products might expire before or shortly after such products receive FDA approval and are commercialized. As a result, the Company’s patent portfolio may not provide the company with sufficient rights to exclude others from commercializing similar or identical products.

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

In addition, the European Unified Patent Court, or the UPC, came into force during 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. Although we have decided, and may continue to decide, to opt out certain of our European patents and patent applications from the UPC, if certain formalities and requirements are not met, then our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. Thus, we cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC. This could enable third parties to seek revocation of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of our European patents.

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

Our Common Stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Common Stock is delisted, it could negatively impact the Company.

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. There can be no assurance that we will be able to comply with the applicable listing standards.

On June 14, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that the Market Value of Listed Securities (“MVLS”) of our Common Stock had been below the minimum $35,000,000 required for continued listing as set forth in Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”).

The letter also stated that we would be provided 180 calendar days, or until December 11, 2023, to regain compliance with the MVLS Requirement. On December 13, 2023, we received a notification from the Listing Qualification Department of Nasdaq that we had not regain compliance with the MVLS Requirement and that our Common Stock would be subject to delisting unless we timely request a hearing before a Nasdaq Hearing Panel (the “Panel”). On December 19, 2023, we submitted a hearing request to the Panel to appeal the delisting determination. On the same date, we received a notice from Nasdaq stating that its delisting action had been stayed pending a final written decision by the Panel and that a hearing would be held on March 12, 2024. On February 6, 2024, we received notification from Nasdaq that we had regained compliance with the MVLS Requirement.

On June 26, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that the Company was not in compliance with the $1.00 per share minimum requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 555(a)(2) (the “Bid Price Requirement”).

This letter had no immediate effect on the listing of the Company’s Common Stock on Nasdaq and the Company had 180 calendar days from the date of the notice, or until December 26, 2023, to regain compliance with the Bid Price Requirement. On December 27, 2023, we received notification from Nasdaq that the Company had not regained compliance with the Bid Price Requirement and that the Panel will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. Pursuant to Listing Rule 5810(d), the Company should present its views with respect to this deficiency at its Panel hearing to be held on March 12, 2024. If we fail to address the aforementioned issue, the Panel will consider the record as presented at the hearing and will make its determination based upon that information.

There is no guarantee that the Panel will render a favorable decision to permit the continuing list of our Common Stock, and failure to obtain such favorable decision will result in the delisting of our Common Stock, which will have a material adverse effect on our business operations and financial conditions.

If the Company’s Common Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock; (ii) reducing the number of investors willing to hold or acquire the Company’s Common Stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

The Company identified a material weakness in its internal control over financial reporting. If the Company is unable to develop and maintain an effective system of internal controls over financial reporting, the Company may not be able to accurately report its financial results in a timely manner, which may materially and adversely affect the Company’s business, results of operations and financial condition.

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

In the course of preparing the consolidated financial statements that are included in this Annual Report, SeaStar Medical has identified material weaknesses in its internal controls over financial reporting as of December 31, 2023 and 2022, which relates to a deficiency in the design and operation of its financial accounting and reporting controls. Specifically, the material weaknesses resulted from (i) a lack of segregation of duties within the financial accounting and reporting processes, including the absence of an independent review and approval process in recording transactions to the consolidated financial statements, disbursement and payroll systems. and (ii) a lack of resources with the knowledge and experience to identify, analyze and conclude on the accounting for complex financial instruments in accordance with US GAAP. While the Company intends to implement measures to remediate the material weakness including hiring additional accounting staff with requisite experiences and skills, there is no guarantee that it can be remediated in a timely fashion or at all. The Company’s failure to correct this material weakness could result in inaccurate consolidated financial statements and could also impair its ability to comply with the applicable financial reporting requirements on a timely basis. These compliance issues could cause investors to lose confidence in the Company’s reported financial information and may result in volatility in and a decline in the market price of the Company’s securities.

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

Irrespective of the current restatement of the fiscal years ended December 31, 2023 and 2022, the Company may also be required to restate its consolidated financial statements from prior periods if further deficiencies are identified. Additionally, ineffective internal control over financial reporting could expose it to increased risk of fraud or misuse of corporate assets and subject it to potential delisting from Nasdaq, regulatory investigations and civil or criminal sanctions. All of these consequences could adversely impact the Company’s reputation, business, results of operations, financial condition and share price.

The Company may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

For those warrants traded on the Nasdaq under the ticker symbol (ICUCW). The Company has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

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

Risks Related to Ownership of Our Common Stock

The trading price of our Common Stock has been volatile and is likely to be volatile in the future.

Our Common Stock could be subject to wide fluctuation in response to many risk factors listed in this section, and others beyond our control, including:

•
market acceptance and commercialization of our products;
•
our being able to timely demonstrate achievement of milestones, including those related to revenue generation, cost control, cost effective source supply and regulatory approvals;
•
regulatory developments or enforcements in the United States and non-U.S. countries with respect to our products or our competitors’ products;
•
failure to achieve pricing acceptable to the market;
•
actual or anticipated fluctuations in our financial condition and operating results, or our continuing to sustain operating losses;
•
competition from existing products or new products that may emerge;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•
issuance of new or updated research or reports by securities analysts;
•
announcement or expectation of additional financing efforts, particularly if our cash available for operations significantly decreases;

•
fluctuations in the valuation of companies perceived by investors to be comparable to us;
•
share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•
additions or departures of key management personnel;
•
disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•
entry by us into any material litigation or other proceedings;
•
sales of our Common Stock by us, our insiders, or our other stockholders;
•
market conditions for stocks in general; and
•
general economic and market conditions unrelated to our performance.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our Common Stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. If the market price of shares of our Common Stock after this offering does not exceed the price at which you obtain shares of our Common Stock, you may not realize any return on your investment in us and may lose some or all your investment.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock is impacted by the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We cannot assure that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgraded our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Future sales, or the possibility of future sales, of a substantial number of shares of our Common Stock could adversely affect the price of the shares and dilute stockholders.

Future sales of a substantial number of shares of our Common Stock, or the perception that such sales will occur, could cause a decline in the market price of our Common Stock. This is particularly true if we sell our stock at a discount. If our stockholders sell substantial amounts of Common Stock in the public market, or the market perceives that such sales may occur, the market price of our Common Stock and our ability to raise capital through an issue of equity securities in the future could be adversely affected.

In addition, in the future, we may issue additional shares of Common Stock or other equity or debt securities convertible into Common Stock in connection with financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the market price of our Common Stock to decline.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors (the “Board”) may consider relevant. Further, the agreements governing our indebtedness limit our ability to make dividends on our Common Stock. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to continue to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Stock being less attractive to investors and adversely affect the market price of our Common Stock or make it more difficult to raise capital as and when we need it.

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements. We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us under the JOBS Act and intend to continue to do so if we qualify as an “emerging growth company.” For example, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would have otherwise been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us.

We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our business, results of operations, financial condition and cash flows, and prospects may be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have an information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards.

While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on The Nasdaq Capital Market under the symbol "ICU"

Holders

As of March 30, 2024, there were 76 stockholders of record of our Common Stock.

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

Convertible Note Financing

The Original and Amended Institutional Investor SPA

On March 15, 2023, we entered into a Securities Purchase Agreement ("SPA") with an institutional investor ("Investor D") (the "Investor D SPA"), whereby we agreed to issue a series of four senior unsecured convertible notes (collectively the "Investor D Convertible Notes"), with principal proceeds totaling up to $9.8 million, and warrants to purchase shares of our common stock.

On March 15, 2023, the Company issued the first senior unsecured convertible note (the "First Investor D Note") in the amount of approximately $3.3 million, convertible into 1,207,729 shares of our common stock at an initial conversion price of $2.70. The First Investor D Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matured on June 15, 2024, and requires monthly installments of principal and interest. The First Investor D Note is redeemable, in whole or part, at our discretion. In addition, we issued warrants to purchase 328,352 shares of common stock with a strike price of $2.97 (the "First Investor D Note Warrants"). The First Investor D Warrants have an initial exercise price of $2.97 per share of common stock, expire in five years from their issuance date, and contain a cashless exercise provision.

On May 12, 2023, we issued the second senior unsecured convertible note (the "Second Investor D Note") in the amount of approximately $2.2 million, convertible into 805,153 shares of comment stock at an initial conversion price of $2.70. The Second Investor D Notes were issued at an 8.0% discount and bear interest at 7.0% per annum and mature on June 15, 2024, and August 12, 2024. The Second Investor D Notes are redeemable, in whole or in part, at any time at our discretion. In addition, we issued warrants to purchase 218,901 shares of common stock (the "Second Investor D Note Warrants"). The Second Investor D Warrants have an initial exercise price of $2.97 per share of common stock, expire five years from their issuance date, and contain cashless exercise provisions.

First Amendment to the Investor D SPA

On August 7, 2023, we entered into an amendment to the Investor D SPA, whereby the provisions of the third closing are amended (the "First Amended Investor D SPA"). The institutional investor shall have the discretion to purchase additional shares of our common stock in an aggregate principal amount of $2.0 million (the "Third Investor D Note"). The Third Investor D Note consisted of four tranches which closed on August 7, 2023, August 30, 2023, September 26, 2023, and November 27, 2023, respectively. Each tranche of the Third Investor D Note was issued at an 8.0% discount, bear interest at 7.0% per annum and require monthly installments of principal and interest. Each tranche of the Third Investor D Notes is convertible into 2,717,144 shares of common stock at an initial conversion price of $0.20, in a principal amount of $0.5 million, and includes a warrant to purchase up to 738,791 shares of common stock with an exercise price of $0.20 per share of common stock. The Third Investor D Notes mature on November 6, 2024, November 29, 2024, December 25, 2024, and February 26, 2025, respectively.

Also on August 7, 2023, we entered into a side letter with Investor D (the “Letter Agreement”), pursuant to which we agreed to adjust the conversion price of the First and Second Investor D Notes to the lowest of (i) $0.20, (ii) the closing sale price of common stock on the trading day immediately preceding the date of the conversion, and (iii) the average closing sale price of common stock for the five consecutive trading days immediately preceding the date of the conversion (the "Amended First Investor D Note" and Amended Second Investor D Note") . We also agreed to issue a warrant to purchase up to 4,765,620 shares of common stock with an exercise price 0f $0.20 per share of common stock as part of Letter Agreement (the "Investor D Letter Agreement Warrants").

The Second Amendment to the Investor D SPA

On December 11, 2023, we entered into the Second Amendment to the Investor D SPA (the "Second Investor D SPA") and closed on a fourth convertible note (the "Fourth Investor D Note") in a principal amount of approximately $1.1 million, which is convertible into shares of common stock at a conversion price of $0.56 per share, beginning on the earlier of June 11, 2024 (or earlier upon mutual written agreement between us and the purchaser), or the date of an event of default, as defined in the Fourth Investor D Note, with a maturity date of March 11, 2025. The Company also issued two warrants, each to purchase up to 527,708 shares of our common stock with an exercise price of $0.56 per share.

For the purposes of defining the collection of the various agreements and instruments by and between Investor D and us:

•
the Investor D SPA, First Amended Investor D SPA, and Second Amended Investor D SPA are referred to as the "Original and Amended Investor D SPA".
•
All Investor D convertible notes issued and/or amended under the Original and Amended Investor D SPA are collectively referred to as the "Investor D Convertible Notes".
•
All warrants issued under the Original and Amended SPA or Letter Agreement are collectively referred to as the "Investor D Convertible Note Warrants"

The Notes, Warrants, and shares of Common Stock issuable upon conversion of the Notes and upon exercise of such Warrants, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued and sold to an accredited investor in reliance upon the exemption from registration contained in Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities By the Issuer and Affiliated Purchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Objective

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical,“ “we,“ “us,”and “our,” are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries (the "Company, "We, SeaStar Medical" or "Us") following the October 28, 2022, merger between LMF Acquisition Opportunities Inc. ("LMF"), and SeaStar Medical, Inc, (the "Predecessor") (the transaction herin defined as the "Business Combination" or "Merger"). In connection with the Business Combination, the Predecessor was determined to be the accounting acquirer.

Overview

On October 28, 2022, LMF consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc. and the Predecessor pursuant to an Agreement and Plan of Merger. Immediately upon consummation of the Business Combination, LMF was renamed SeaStar Medical Holdings Corporation (as defined above).

We are a medical technology company developing a platform therapy to reduce the consequences of hyperinflammation on vital organs. In a normal inflammatory response, neutrophils are the first immune cells to arrive at the site and are key to the entire immune response that kills pathogens and promotes tissue repair. If the inflammatory response becomes excessive and dysregulated, normal neutrophil die off may be delayed, altering feedback mechanisms that regulate the immune system. This results of damaging hyperinflammation spreading uncontrollably to other parts of the body, often leading to acute chronic solid organ dysfunction or failure, including heart, lung, kidney and liver diseases. This hyperinflammatory response is also known as the cytokine storm, referring to the body’s reaction to the category of small-secreted proteins released by hyperinflammatory cells that affect communication between cells. The cytokine storm, when left uncontrolled, can lead to organ damage and even death.

We are initially using our proprietary Selective Cytopheretic Device (“SCD”) technology platform to clinically validate several acute organ injury indications, including kidneys and lungs. Our investigational SCD is an extracorporeal synthetic membrane device designed to be easily integrated into existing Continuous Renal Replacement Therapy (“CRRT”) systems that are commonly installed in hospitals, including in Intensive Care Units throughout the United States. Once approved and commercialized, the SCD would initially target acute kidney injury in both the pediatric CRRT population as well as adults on CRRT. In addition, we are developing our SCD to address inflammation associated with chronic dialysis and chronic heart failure. The regulatory approval process for our SCD product candidates is costly and involves significant risks and uncertainties. See Part I, Item 1A “Risk Factors” for additional information.

We have incurred net losses in each year since our inception in 2007. As of December 31, 2023 and 2022, we had an accumulated deficit of approximately $114.7 million and $88.5 million, respectively. Our net losses were $26.2 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively. Approximately 54% of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The remaining 36% of our net losses primarily resulted from non-cash, non-operating changes in fair value of our financial instruments recognized in our statement of operations. For the year ended December 31, 2023, these non-cash, non-operating losses were related to change in fair value of convertible notes, change in fair value of forward option-prepaid forward contracts and loss on extinguishment of convertible notes, which were partially offset by gains from the change in fair value of warrants liability and gain on sale of recycled shares. For the year ended December 31, 2022, certain losses were related to the Business Combination, including costs to obtain the forward contracts and the change in fair value of the forward option derivatives.

As of December 31, 2023 and 2022, we had cash of approximately $0.2 million and $0.0 million, respectively.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial costs and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the consolidated financial statements are made available. See Note 1 to our audited consolidated financial statements for the year-ended December 31, 2023, included elsewhere in this Annual Report for additional information on our assessment.

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

Other significant general and administrative expenses include facilities costs, professional fees for accounting and legal services, sales and marketing expenses, and expenses associated with obtaining and maintaining patents and obtaining financing, and expenses related to SEC reporting. As we continue to expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, a new enterprise resource planning platform, and branding.

Origination Cost of Forward Contracts

The origination cost of forward contracts consists primarily of consideration related to the forward purchase agreements.

Loss from Operations and Operating Margin

Loss from operations consists of our gross profit less its operating expenses. Operating margin is loss from the operations as a percentage of its net sales.

Other Income (Expense), Net

Total other income (expense), net primarily consists of interest expense relating to interest incurred on our notes, financing fees related to our convertible notes, gain on issuance of convertible notes, change in fair value of convertible notes, change in fair value of warrants liability, change in fair value of forward-option forward contracts, and gain on sale of recycled shares, gains from early extinguishment of convertible notes, and changes in fair value of the derivative liability related to the conversion option of convertible notes.

Net Loss

Net loss consists of our loss from operations, less other expenses, net.

Factors Affecting the Company’s Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Annual Report, including those discussed in Part I, Item 1A, “Risk Factors,” for additional information.

Results of Operations

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

The following table sets forth a summary of our results of operations. This information should be read together with our consolidated financial statements and related Notes included elsewhere in this Annual Report.

	Year Ended
	December 31,		Change
($ in thousands)	2023	2022	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	5,973	2,503	3,470	139%
General and administrative	8,237	6,916	1,321	19%
Origination cost of prepaid forward contracts	—	2,190	(2,190)	(100)%
Total operating expenses	14,210	11,609	2,601	22%
Loss from operations	(14,210)	(11,609)	(2,601)	22%
Total other income (expense)	(12,022)	(580)	(11,442)	1973%
Loss before income tax provision	(26,232)	(12,189)	(14,043)	115%
Income tax provision (benefit)	—	1	(1)	(100)%
Net loss	$(26,232)	$(12,190)	$(14,042)	115%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Year Ended
	December 31,		Change
($ in thousands)	2023	2022	$	%
Clinical trials	$2,546	$—	$2,546	100%
External services	1,111	1,681	(570)	(34)%
Payroll and personnel expenses	2,164	658	1,506	229%
Other research and development expenses	152	164	(12)	(7)%
	$5,973	$2,503	$3,470	139%

Research and development expenses for the years ended December 31, 2023 and 2022 were approximately $6.0 million and $2.5 million, respectively. The increase in research and development expenses of $3.5 million, or 139%, was primarily driven by increases in clinical trial expenses of $2.5 million, an increase in payroll and personnel expenses of $1.5 million, partially offset by a decrease of external services of $0.6 million.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2023 and 2022 were $8.2 million and $6.9 million, respectively. The increase in general and administrative expenses of $1.3 million, or 19% is due primarily to an increase in insurance expense of $1.4 million, increased fees related to SEC reporting of $0.7 million, an increase in payroll related expenses of $0.2 million, an increase in legal and professional fees of $1.0 million, an increase in Director's compensation expense of $0.3 million, an increase of warrant expense of $0.2 million, and an increase in a legal settlement of $0.2 million, partially offset by a decrease in commitment fees for the equity line of credit of $2.5 million.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2023 and 2022 was expense of $12.0 million and $0.6 million, respectively. The increase of $11.4 million primarily resulted from an increase in interest expense of $0.5 million, unrealized loss on our convertible notes of $5.4 million, and loss on extinguishment of convertible notes of $4.9 million, coupled with a $10.8 million reduction in unrealized gains from declines in the fair value of our derivative warrants liability. This was offset by a decline in the loss recognized in the change in fair value of the forward purchase agreement derivative liability of $8.9 million, other income of $0.2 million, and finally in fiscal year-ended December 31, 2022, we incurred a $0.6 million loss on changed in fair value of our pre-merger convertible notes payable derivative liability, for which those liabilities did not exist in the fiscal year-ended December 31, 2023.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the years ended December 31, 2023 and 2022.

Under Accounting Standards Codification (“ASC”) 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. SeaStar Medical considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported during 2023 and 2022, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, we believe that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. A valuation allowance of $25.6 million and $21.2 million was recorded for the years ended December 31, 2023 and 2022, respectively.

Net Loss

During the year ended December 31, 2023, SeaStar Medical had a net loss of $26.2 million compared to a net loss of $12.2 million for the year ended December 31, 2022. The increased net loss of $14.0 million primarily resulted from increases in general and administrative expenses of $1.3 million, increases in research and development expenses of $3.5 million, offset by a decline in origination costs on prepaid forward contracts of approximately $2.9 million. Other expenses increased by (i) $11.4 million, primarily resulting from an increase in interest expense of $0.5 million, an unrealized loss on the change in fair value of convertible notes of $5.4 million that the Company entered into in 2023, (ii) a loss on extinguishment of convertible notes of $4.9 million, and (iii) a decline in unrealized gains from declined in derivative warrant liability of $10.3 million. This was offset by a declines in (i) unrealized losses on the change in the fair value of forward purchase agreement derivative liabilities of $8.5 million, (ii) unrealized losses on our notes payable derivative liability, and (iii) other income increased by $0.2 million.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $114.7 million and $88.5 million, respectively.

As of December 31, 2023 and December 31, 2022, we had cash of $0.2 million and $0.0 million, respectively. We expect that our existing cash will be insufficient to fund our operations, including clinical trial expenses and capital expenditure requirements. We believe that this raises doubt about our ability to continue as a going concern. To finance our operations beyond that point, we would need to raise additional capital, and there is no guarantee that we will be able to secure additional funding on favorable terms, or at all. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Annual Report. See Note 1 to our audited consolidated financial statements for the period ended December 31, 2023.

Fiscal Year-Ended December 31, 2023

At the beginning of the fiscal year-ended December 31, 2023, our outstanding debt consisted of the following:

•
Credit Agreement with LM Funding America, Inc. (“LMFA”) with an outstanding balance of approximately $0.7 million (the “LMFA Note”),
•
Amended and restated promissory note with LMFAO Sponsor, LLC with an outstanding balance of approximately $2.8 million the (“LMFAO Note”),
•
A note payable to Maxim (“Maxim”) with an outstanding balance of approximately $4.2 million (the “Maxim Note”), and
•
A financing agreement with a lender to finance a portion of the annual premium of an insurance policy with an outstanding balance of approximately $0.9 million.

2023 Convertible Notes

The Original and Amended Institutional Investor SPA

On March 15, 2023, we entered into a Securities Purchase Agreement ("SPA") with an institutional investor ("Investor D") (the "Investor D SPA"), whereby we agreed to issue a series of four senior unsecured convertible notes (collectively the "Investor D Convertible Notes"), with principal proceeds totaling up to $9.8 million, and warrants to purchase shares of our common stock.

On March 15, 2023, the Company issued the first senior unsecured convertible note (the "First Investor D Note") in the amount of approximately $3.3 million, convertible into 1,207,729 shares of our common stock at an initial conversion price of $2.70. The First Investor D Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matured on June 15, 2024, and requires monthly installments of principal and interest. The First Investor D Note is redeemable, in whole or part, at our discretion. In addition, we issued warrants to purchase 328,352 shares of common stock with a strike price of $2.97 (the "First Investor D Note Warrants"). The First Investor D Warrants have an initial exercise price of $2.97 per share of common stock, expire in five years from their issuance date, and contain a cashless exercise provision.

On May 12, 2023, we issued the second senior unsecured convertible note (the "Second Investor D Note") in the amount of approximately $2.2 million, convertible into 805,153 shares of comment stock at an initial conversion price of $2.70. The Second Investor D Notes were issued at an 8.0% discount and bear interest at 7.0% per annum and mature on June 15, 2024, and August 12, 2024. The Second Investor D Notes are redeemable, in whole or in part, at any time at our discretion. In addition, we issued warrants to purchase 218,901 shares of common stock (the "Second Investor D Note Warrants"). The Second Investor D Warrants have an initial exercise price of $2.97 per share of common stock, expire five years from their issuance date, and contain cashless exercise provisions.

First Amendment to the Investor D SPA

On August 7, 2023, we entered into an amendment to the Investor D SPA, whereby the provisions of the third closing are amended (the "First Amended Investor D SPA"). The institutional investor shall have the discretion to purchase additional shares of our common stock in an aggregate principal amount of $2.0 million (the "Third Investor D Note"). The Third Investor D Note consisted of four tranches which closed on August 7, 2023, August 30, 2023, September 26, 2023, and November 27, 2023, respectively.Each tranche of the Third Investor D Note was issued at an 8.0% discount, bear interest at 7.0% per annum and require monthly installments of principal and interest. Each tranche of the Third Investor D Notes is convertible into 2,717,144 shares of common stock at an initial conversion price of $0.20, in a principal amount of $0.5 million, and includes a warrant to purchase up to 738,791 shares of common stock with an exercise price of $0.20 per share of common stock.. The Third Investor D Notes mature on November 6, 2024, November 29, 2024, December 25, 2024, and February 26, 2025, respectively.

Also on August 7, 2023, we entered into a side letter with Investor D (the “Letter Agreement”), pursuant to which we agreed to adjust the conversion price of the First and Second Investor D Notes to the lowest of (i) $0.20, (ii) the closing sale price of common stock on the trading day immediately preceding the date of the conversion, and (iii) the average closing sale price of common stock for the five consecutive trading days immediately preceding the date of the conversion (the "Amended First Investor D Note" and Amended Second Investor D Note") . We also agreed to issue a warrant to purchase up to 4,765,620 shares of common stock with an exercise price 0f $0.20 per share of common stock as part of Letter Agreement (the "Investor D Letter Agreement Warrants").

The Second Amendment to the Investor D SPA

On December 11, 2023, we entered into the Second Amendment to the Investor D SPA (the "Second Investor D SPA") and closed on a fourth convertible note (the "Fourth Investor D Note") in a principal amount of approximately $1.1 million, which is convertible into shares of common stock at a conversion price of $0.56 per share, beginning on the earlier of June 11, 2024 (or earlier upon mutual written agreement between us and the purchaser), or the date of an event of default, as defined in the Fourth Investor D Note, with a maturity date of March 11, 2025. The Company also issued two warrants, each to purchase up to 527,708 shares of our common stock with an exercise price of $0.56 per share.

For the purposes of defining the collection of the various agreements and instruments by and between Investor D and us:

•
the Investor D SPA, First Amended Investor D SPA, and Second Amended Investor D SPA are referred to as the "Original and Amended Investor D SPA".
•
All Investor D convertible notes issued and/or amended under the Original and Amended Investor D SPA are collectively referred to as the "Investor D Convertible Notes".
•
All warrants issued under the Original and Amended SPA or Letter Agreement are collectively referred to as the "Investor D Convertible Note Warrants"

Notes Payable and Other Financings

On March 15, 2023, we amended our LMFA notes, LMFAO note and Maxim note, extending their maturity dates to June 15, 2024. In consideration for such extension, we agreed to pay the noteholders an aggregate amount of

$0.1 million in cash upon receipt of proceeds from the issuance of the Second Investor D Notes. The mandatory repayment provisions of the notes were waived for the First Investor D Note drawn on March 15, 2023.

On May 12, 2023, we amended its LMFA notes, LMFAO note and Maxim note. The mandatory repayment provisions of the notes were waived for the LMFA notes, and LMFAO note for the Second Investor D Note drawn on May 12, 2023. The mandatory repayment for the Maxim note was reduced to $0.1 in full satisfaction of the obligation under the promissory note with respect to the closing of the Second Investor D Note.

On August 7, 2023, we entered into certain amendments and waivers for the Maxim Note, LMFA Note, and LMFAO Note. The lenders waved their rights to receive any mandatory prepayments for proceeds received us from the convertible note financings and agreed to extend the maturity dates to 91 days after the last maturity date applicable to any of the notes issued pursuant to the Original and Amended Investor D SPA.

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

Fiscal Year Ended December 31, 2022

Business Combination

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

In connection with the Business Combination, over 8 million shares were submitted for redemption for an aggregate redemption amount of approximately $92.0 million. The proceeds we received in connection with the Business Combination were significantly less than the total potential proceeds of $103.5 million (assuming no redemptions). The reduction in available cash upon the Closing due to share redemptions has negatively impacted our growth initiatives, our revenue and net loss projections prepared in connection with LMAO’s evaluation of the Business Combination, and our liquidity, including the likelihood that holders of warrants will exercise their warrants and we will receive cash proceeds from the warrants.

Convertible Notes

During the year ended December 31, 2022, we issued convertible notes totaling $1.7 million to certain existing holders of our issued and outstanding preferred stock, including six convertible notes in the aggregate principal amount of $1.2 million to an employee pension fund ("Investors A"). The maturity dates for the convertible notes range from one to three years from their respective issuance dates. These notes were unsecured obligations of SeaStar Medical and borrowings on the convertible notes bore interest at 8.0%. Immediately prior to the Closing, all principal amounts and accrued interest under the convertible notes were converted into shares of our Common Stock at a conversion price of $10.00 per share.

In addition, two other convertible notes that were issued prior to the 2022 fiscal year, (i) investors involved in commercialization efforts arising from academic research initiatives ("Investors C") and, (ii) an employee pension plan ("Investor B") had all principal and accrued interest converted into shares of our common stock as a result of the Closing.

Proceeds from Warrants

To the extent any warrants are issued on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. We would expect to use any such proceeds received from warrants that are exercised for cash in the future for general corporate and working capital purposes, which would increase our liquidity. However, we will only receive such proceeds if and when the warrant holders exercise the warrants. The exercise of the warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. There is no assurance that the warrant holders will elect to exercise for cash any or all of such warrants, and we believe that any such exercise currently is unlikely to occur as described below. As of the date of this Annual Report, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our warrants and the merits of including potential cash proceeds from the exercise in our liquidity projections.

We do not expect to rely on the cash exercise of warrants to fund our operations. Instead, we intend to rely on our primary sources of cash discussed elsewhere in this Annual Report to continue to support our operations.

2023 Private Warrants

As noted above, the following summarizes Investor D Convertible Note Warrants issued in connection with the Original and Amended Investor D SP during the fiscal-year ended December 31, 2023::

•
On March 15, 2023, as part of the issuance of the First Investor D Note, 328,352 convertible note warrants were issued with an exercise price of $2.97 per share.
•
On May 12, 2023, as part of the issuance of the Second Investor D Note, 218,901 convertible note warrants were issued with an exercise price of $2.97 per share.
•
On August 7, 2023, as part of the Letter Agreement, 4,765,620 convertible note warrants were issued with an exercise price of $0.20 per share. Also on August 7, 2023, as part of the issuance of the first tranche of the Third Investor D Note, 738,791 Convertible Note Warrants were issued with an exercise price of $0.20 per share.
•
On August 30, 2023, as part of the issuance of the second tranche of the Third Investor D Note, 738,791 convertible note warrants were issued with an exercise price of $0.20 per share.
•
On September 26, 2023, as part of the issuance of the third tranche of the Third Investor D Note, 738,791 convertible note warrants were issued with an exercise price of $0.20 per share.
•
On November 27, 2023, as part of the issuance of the fourth tranche of the Third Investor D Note, 738,791 convertible note warrants were issued with an exercise price of $0.20 per share.
•
On December 11, 2023, in connection with the Second Amended Investor D SPA, and as a result the Fourth Investor D Note, the Company issued two warrants, each to purchase up to 527,708 shares of common stock with an exercise price of $0.56 per share.
•
In December 2023, 2,955,164 warrants from the Third Convertible Notes were converted into shares at an exercise price of $0.20.

The convertible note warrants expire five years from their issuance date and contain cashless exercise provisions. The Company does not have the ability to redeem the convertible note warrants.

2022 Public Warrants

As part of the Closing, the Company issued 10,350,000 registered warrants (Ticker: ICUWW) with an exercise price of $11.50 per share. If exercised in full, we would receive the proceeds from any exercise of any warrants that are exercised for cash pursuant to their terms. Assuming the exercise in full of all of the warrants for cash, we would receive an aggregate of approximately $185.0 million, but would not receive any proceeds from the sale of the shares of common stock issuable upon such exercise.

However, as of December 31, 2023, our common stock was trading at approximately $0.44 per share. Accordingly, we believe that it is currently unlikely that warrant holders will exercise their warrants. The likelihood that warrant holders will exercise the warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock remains less than $11.50 per share, we believe our warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless, and we may not receive any proceeds from the exercise of the warrants. To the extent that any of the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease.

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our SCD product for approval by the Food and Drug Administration (“FDA”), and (ii) if regulatory approval is obtained, to launch and commercialize our product in the U.S. market, including subsequent launches in key international markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Based on our results of operations and liquidity as of December 31, 2023, we believe our cash and cash equivalents, including the cash we obtained from the Business Combination and the PIPE Investment, as well as potential proceeds available under the Purchase Agreement with Tumim Stone Capital ("Tumim") and from the Forward Purchase Agreements ("FPA"), are not sufficient to meet our operations, working capital and capital expenditure requirements for a period of at least twelve months from the date of our audited consolidated financial statements for the year ended December 31, 2023. In addition, we do not expect to receive significant cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of the majority of the warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher, than we project and our cash and cash equivalents position is reduced faster than anticipated.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Year Ended
	December 31,
($ in thousands)	2023	2022
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(10,285)	$(7,794)
Investing activities	—	—
Financing activities	10,414	7,331
	$129	$(463)

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $10.3 million compared to $7.8 million for the year ended December 31, 2022. The increase in cash used for operating activities of $2.5 million is primarily due to the increased activity related to the clinical trial, and increase in expenses related to SEC reporting, and an increase in insurance expense.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $10.4 million, primarily related to the issuance of new shares of common stock, proceeds from convertible notes, and the sale of recycled shares, partially offset by payments of notes payable, and payment of convertible notes. Cash provided by financing activity for the year ended December 31, 2022, was $7.3 million, primarily related to the Business Combination in the fourth quarter of 2022.

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

Significant estimates include the valuation of the forward option on forward purchase agreement, derivative liability, convertible note warrants, convertible notes at fair value, and the amount of share-based compensation expense.

While our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the notes to our audited financial statements included elsewhere in the Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our annual financial statements.

Prepaid Forward Purchase Agreement Derivative Liability. The prepaid forward purchase agreement derivative liability (the "FPA Derivative Liability") is required to be recognized as a liability as the financial instrument fails the "Indexation Guidance" of ASC 815-10 in addition having certain settlement features that could or will require settlement in cash or shares, depending on the feature. The FPA Derivative Liability was initially recorded at $5.2 million on October 28, 2022 (see Note 5). The FPA Derivative Liability was remeasured each reporting period using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value was calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward was calculated as the average present value over all simulated paths. Changes in the fair value of the FPA Derivative Liability are recorded each reporting period to the change in the fair value of the forward purchase agreement derivative liability in the consolidated statement of operations.

Investor D Convertible Notes. The convertible notes are recorded as liabilities and are recorded at fair value based on Level 3 measurements. The estimated fair values of the convertible notes are each determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the convertible notes are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate rate debt that we believe is appropriate for those probability-adjusted cash flows. The change in fair value of the Investor D Convertible Notes each reporting period is recorded to the Change in fair value of convertible notes in the consolidated statement of operations.

Pre-Merger Notes Derivative Liability. Pre-Merger Notes derivative liabilities in the amounts of approximately $0.1 million were recorded during the first quarter of 2022 for the issuance of notes along with a corresponding debt discount (see Note 8). The notes liabilities are remeasured each reporting period using a probability-weighted model and assumption related to the conversion price and timing of conversion. The put option liability was valued based on the calculated returns as a result of the various discounts included in our notes and the related probability assessments of the various settlement scenarios. The notes derivative liability was extinguished as of the closing of the Business Combination (the "Closing"), as a result of the conversion of the notes. On October 28, 2022, the put option liability was settled upon the Closing and reclassified to additional paid-in capital. Changes in fair value of the Pre-Merger Notes Derivative Liability each reporting period is recorded to the Change in fair value of notes payable derivative liability in the consolidated statement of operations.

Liability Classified Warrants. We have entered into or assumed as part of the Business Combination various financial instruments in the form of warrant agreements that require classification as liabilities. This classification requires us to measure the warrants at fair value at inception, and the remeasure the warrants. The liability classified warrants consist of the following: (see Note 11 for more information):

Private Placement Warrants. We assumed 5,738,000 Private Placement warrants as part of the Business Combination.

PIPE Warrants. The PIPE Warrants were entered into in congruence with the Business Combination, and include features similar to the Private Placement Warrants which require liability classification.

Investor D Warrants. During the fiscal year ended December 31, 2023, we entered into various convertible credit agreements with an institutional investor ("Investor D") which included detachable and separately exercisable warrants to purchase shares of our common stock (the "Investor D Convertible Note Warrants").

We use a Black-Scholes option pricing model to fair value the Investor D Convertible Note Warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years. The change in fair value of the Investor D Convertible Note Warrants each reporting period is recorded to the change in fair value of warrants liability in the consolidated statement of operations.

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

Business Combination

On October 28, 2022, LMAO consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc. and the Predecessor ( the "Business Combination"). pursuant to an Agreement and Plan of Merger as described further in this Annual Report. LMAO was renamed to "SeaStar Medical Holding Corporation." The Business Combination was treated as the equivalent of the Predecessor issuing shares for the net assets of LMAO, accompanied by a recapitalization. The net assets of LMAO were stated at historical cost. Operations prior to the Business Combination are those of the Predecessor

The aggregate consideration payable to the stockholders of the Predecessor at October 28, 2022 (the "Closing"), was $85.4 million. The consideration consisted of $85.0 million; minus any the Predecessor indebtedness; minus the Predecessor transaction expenses in excess of a cap of $0.8 million; plus the aggregate exercise price of unexercised the Predecessor warrants and options issued and outstanding immediately prior to the Closing; less the value of the shares of common stock underlying the assumed equity (the “Closing Consideration”). The Closing Consideration was payable solely in shares of LMAO common stock, par value $0.0001 per share, valued at $10.00 per share, resulting in the issuance of 8,540,552 shares of common stock to holders of stock of the Predecessor, immediately prior to the Closing. At the Closing, shares of class B common stock, par value $0.001 per share, of LMAO (“Class B Common Stock”) automatically converted into shares of class A common stock, par value $0.001 per share, of LMAO (“Class A Common Stock”) on a one-to-one basis, and pursuant to the charter of LMAO after the Business Combination, Class A and Class B common stock was reclassified as common stock.

At the Closing, each of the Predecessor’s issued and outstanding convertible notes automatically converted into shares of SeaStar Medical Holding Corporation common stock. Immediately prior to the effectiveness of the Business Combination, each share of the Predecessor’s issued and outstanding preferred stock automatically converted into shares of SeaStar Medical Holding Corporation common stock and those the Predecessor warrants that would be exercised or exchanged in connection with the Business Combination were exercised for shares of the Predecessor common stock. At Closing, the (i) the Predecessor warrants that would not be exercised or exchanged in connection with the Business Combination were assumed by LMAO and converted into warrants to purchase common stock, (ii) outstanding options for shares of the Predecessor common stock under the Predecessor’s equity plan were assumed by LMAO and converted into options to purchase common stock, and (iii) issued and outstanding restricted stock unit awards under the Predecessor’s current equity plan were assumed by LMAO and converted into LMAO restricted stock units.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
LMFA note payable	296	—	296	—	—
LMFAO note payable	1,128	—	1,128	—	—
Maxim note payable	2,771	—	2,771	—	—
Convertible Notes	3,154	2,719	435	—	—
Insurance Financing	565	565	—	—	—
Total contractual obligations	$7,914	$3,284	$4,630	$—	$—

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

Equity Line of Credit

On August 23, 2022, the Predecessor, LMAO, and Tumim entered into an equity line financing arrangement through a Common Stock Purchase Agreement ("Purchase Agreement") providing the right to sell Tumim up to $100 million worth of shares of common stock. The Purchase Agreement is subject to certain limitations and conditions and provided for a $2.5 million commitment fee payable to Tumim. The Company paid $1.0 million of the commitment fee in cash at Closing. The Company recorded an accrued expense for the remaining $1.5 million of the commitment fee as of December 31, 2022. The $2.5 million commitment fee was recorded in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022. The Company paid previously accrued commitment fees of $1.5 million during the year ended December 31, 2023, of which $1.0 million was paid in 218,842 shares of common stock and $0.5 million was paid in cash. During the year ended December 31, 2023, the Company sold 6,500,000 shares of common stock to Tumim for $4.7 million as part of the equity line financing arrangement.

Convertible Notes

As noted in the above Liquidity and Capital Resources Section, during the 2023 fiscal year-ended December 31, 2023, the Company entered into the Original and Amended Investor D SPA for up to $9.8 million dollars in proceeds from four trances of convertible debt, and associated warrants which are liability classified. Of the four Investor D Convertible Notes, the Amended First Investor D Note and Second Investor D Note were fully converted into shares of our common stock as of December 31, 2023. The remaining Investor D Convertible Notes are remeasured at each reporting period date.

Convertible notes that existed prior to the Business Combination had all principal and accrued interest fully converted into shares of our common stock upon the closing of the Business Combination in October 2022.

LMFA Notes Payable

On September 9, 2022, the Predecessor entered into a Credit Agreement (“LMFA Note”) with LM Funding America, Inc. (“LMFA”) whereby LMFA agreed to make advances to the Predecessor of up to $0.7 million for general corporate purposes at an interest rate of 15% per annum. All advances made to the Predecessor under the LMFA Note and accrued interest were due and payable to LMFA on the maturity date, which is the earlier of (a) October 25, 2022, (b) the consummation of the Business Combination, and (c) the termination of the Merger agreement. As of December 31, 2022, the Company has borrowed $0.7 million under the LMFA Note.

On October 28, 2022, SeaStar Medical Holding Corporation and LMFA entered into the First Amendment to Credit Agreement, dated September 9, 2022 between LMFA and SeaStar Medical Holding Corporation whereby (i) the maturity date of the loan under the LMFA Note was extended to October 30, 2023; (ii) the Company is required to use 5.0% of the gross cash proceeds received from any future debt and equity financing to pay the outstanding balance of LMFA Note, provided that such repayment is not required for the first $0.5 million of cash proceeds; (iii) the interest rate of the LMFA Note is reduced from 15% to 7% per annum; and (iv) the default interest rate is reduced from 18% to 15%. The LMFA Note contains customary representations and warranties, affirmative and negative covenants and events of default.

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

On March 15, 2023, the Company amended its LMFA note payable, extending the maturity date to June 15, 2024. On August 7, 2023, the Company entered into certain amendments and waivers for the LMFA note payable. The lender waived their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity date to June 10, 2025.

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

On March 15, 2023, the Company amended its LMFAO note payable, extending the maturity date to June 15, 2024. On August 7, 2023, the Company entered into certain amendments and waivers for the LMFAO note payable. The lender waived their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity date to June 10, 2025.

Maxim Note Payable

On October 28, 2022, we entered into a promissory note with Maxim as the lender, for an aggregate principal amount of $4.2 million (the “Maxim Note”). The Maxim Note had a maturity date of October 30, 2023 and any outstanding amount may be prepaid without premium or penalty. If the Company receives any cash proceeds from a debt or equity financing transaction prior to the maturity date, then we are required to prepay the indebtedness equal to 25.0% of the gross amount of the cash proceeds, provided that such repayment obligation does not apply to the first $0.5 million of the cash proceeds received by the Company. Interest on the Maxim Note is due at 7.0% per annum.

The Maxim Note contains customary representations and warranties, and affirmative and negative covenants. The Maxim Note is subject to events of default, which may result in the Maxim Note becoming immediately due and payable, with interest of 15.0% per annum.

On March 15, 2023, the Company amended its Maxim note payable, extending the maturity date to June 15, 2024. On August 7, 2023, the Company entered into certain amendments and waivers for the Maxim note payable. The lender waived their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity date to June 10, 2025.

Insurance Financing

In October 2023, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. Interest on the financing agreement is due at 9.55% per annum. Eight monthly installments of principal and interest will be made during the year ended December 31, 2024.

Intercreditor Agreement

On October 28, 2022, Maxim, LMFA, the Sponsor (collectively, the “Creditors”), the Predecessor and the Company entered into the Intercreditor Agreement in order to set their relative rights under the LMFA Note, LMFAO Note and Maxim Note, including the payments of amounts by the Company upon an event of default under such notes. Each Creditor agrees and acknowledges that LMFA and the Sponsor have been granted liens on the collateral as set forth in the applicable LMFA security agreement and the sponsor security agreement. Each creditor also agrees and acknowledges that Maxim’s indebtedness under the Maxim Note is unsecured.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SeaStar Medical Holding Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SeaStar Medical Holding Corporation and its subsidiary (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operating activities since inception and expects to continue incurring operating losses and negative cash flows in the future. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of the Matter – Restatement of Unaudited Condensed Consolidated Interim Financial Statements

As discussed in Note 19 to the consolidated financial statements, the unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023, and as of and for the three and nine months ended September 30, 2023 have been restated to correct certain misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2023.

East Brunswick, New Jersey

April 16, 2024

PCAOB ID No. 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SeaStar Medical Holding Corporation

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SeaStar Medical Holding Corporation (“the Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The 2022 consolidated financial statements were prepared assuming that the Company would continue as a going concern. As of December 31, 2022, the Company had suffered recurring losses from operations, incurred negative cash flows from operating activities, and had stated that substantial doubt exists about the Company’s ability to continue as a going concern. The 2022 consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2022 Financial Statements

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2022 to correct certain misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Armanino LLP

Bellevue, Washington

March 30, 2023, except for the effects of the restatement discussed in Note 3 to the consolidated financial statements, as to which the date is April 16, 2024.

We began serving as the Company’s auditors in 2021. In 2023, we became the predecessor auditor.

SeaStar Medical Holding Corporation

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(in thousands, except for share and per-share amounts)

	2023	2022
		(As Restated)
ASSETS
Current assets
Cash	$176	$47
Other receivables	—	12
Prepaid expenses	2,132	1,460
Total current assets	2,308	1,519
Other assets	1,205	1,519

Total assets	$3,513	$3,038

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,372	$1,927
Accrued expenses	1,523	2,245
Contingent upfront payment for license agreement	100	—
Notes payable, net of deferred financing costs	565	1,178
Convertible notes, current portion	4,179	—
Forward purchase agreement derivative liability	—	10,211
Liability classified warrants	2,307	587
Total current liabilities	13,046	16,148
Notes payable, net of deferred financing costs	4,143	7,652
Convertible notes, net of current portion	194	—
Total liabilities	17,383	23,800
Commitments and contingencies (Note 14)
Stockholders' deficit

Preferred stock - $0.0001 par value, 10,000,000 and 10,000,000 shares authorized at December 31, 2023 and 2022, respectively; no shares issued and outstanding at December 31, 2023 and 2022, respectively.	—	—
Common stock - $0.0001 par value per share; 500,000,000 and 100,000,000 shares authorized at December 31, 2023 and 2022, respectively; 47,615,285 and 12,699,668 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	1
Additional paid-in capital	100,859	67,739
Accumulated deficit	(114,734)	(88,502)
Total stockholders' deficit	(13,870)	(20,762)
Total liabilities and stockholders' deficit	$3,513	$3,038

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per-share amounts)

	2023	2022
		(As Restated)
Operating expenses
Research and development	$5,973	$2,503
General and administrative	8,237	6,916
Origination cost of prepaid forward contracts	—	2,190
Total operating expenses	14,210	11,609

Loss from operations	(14,210)	(11,609)

Other income (expense)
Interest expense	(1,081)	(630)
Change in fair value of convertible notes	(5,380)	—
Change in fair value of warrants liability	545	10,863
Change in fair value of notes payable derivative liability	—	(602)
Change in the fair value of the forward purchase agreement derivative liability	(1,308)	(10,211)
Loss on extinguishment of convertible notes	(4,949)	—
Other income	151	—
Total other income (expense), net	(12,022)	(580)

Loss before provision for income taxes	(26,232)	(12,189)

Provision for income taxes	—	1

Net loss	(26,232)	$(12,190)
Net loss per share of common stock, basic and diluted	$(1.21)	$(1.48)
Weighted-average shares outstanding, basic and diluted	21,670,330	8,211,256

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per-share amounts)

	Stockholders' Deficit
					Total
	Common Shares		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance, December 31, 2021	7,238,767	$1	$73,495	$(76,312)	$(2,816)
Reverse recapitalization on October 28, 2022	4,162,040	—	3,294	—	3,294
Conversion of notes payable to common shares	598,861	—	5,989	—	5,989
PIPE financing, net of liability classified PIPE warrants	700,000	—	5,744	—	5,744
Issuance of liability classified warrants	—	—	(10,194)	—	(10,194)
Forward purchase agreement prepayment	—	—	(11,900)	—	(11,900)
Stock-based compensation	—	—	1,311	—	1,311
Net loss	—	—	—	(12,190)	(12,190)
Balance, December 31, 2022 (Restated)	12,699,668	1	67,739	(88,502)	(20,762)
Issuance of shares - equity line of credit	6,500,000	1	4,741	—	4,742
Issuance of shares - commitment fee for equity line of credit	218,842	—	1,000	—	1,000
Issuance of shares - conversion of convertible notes	22,847,745	2	10,409	—	10,411
Issuance of shares - exercise of warrants	2,955,164	1	1,651	—	1,652
Issuance of shares - vesting of RSUs	205,947	—	—	—	—
Issuance of shares - prepaid forward contracts	1,096,972	—	1,870	—	1,870
Forward purchase agreement derivative liability	—	—	11,519	—	11,519
Stock-based compensation	1,090,947	—	1,930	—	1,930
Net loss	—	—	—	(26,232)	(26,232)
Balance, December 31, 2023	47,615,285	$5	$100,859	$(114,734)	$(13,870)

The accompanying notes are an integral part of these consolidated financial statements

SeaStar Medical Holding Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

(in thousands, except for shares and per-share amounts)

	2023	2022
		(As Restated)
Cash flows from operating activities
Net loss	$(26,232)	$(12,190)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on notes payable	—	242
Amortization of deferred financing costs	48	—
Non-cash accrued interest related to convertible notes	—	341
Change in fair value of notes payable derivative liability	—	602
Change in fair value of convertible notes	5,380	—
Change in fair value of forward purchase agreement derivative liability	1,308	10,211
Change in fair value of liability classified warrants	(545)	(10,863)
Loss on extinguishment of convertible notes	4,949	—
Stock-based compensation	1,930	1,311
Changes in operating assets and liabilities
Other receivables	12	4
Prepaid expenses	(97)	(1,073)
Accounts payable	2,445	1,548
Accrued expenses	517	2,073
Net cash used in operating activities	(10,285)	(7,794)

Cash flows from financing activities
Proceeds from issuance of convertible notes	8,000	1,681
Proceeds from recapitalization	—	9,961
Payment of recapitalization transaction costs	—	(1,211)
Proceeds from PIPE Investors	—	7,000
Payment for forward contracts	—	(11,940)
Payment of convertible notes	(400)	—
Proceeds from issuance of shares	4,742	—
Proceeds from exercise of convertible note warrants	592	—
Additional warrants	180	—
Payment of commitment fee - equity line of credit	(500)	—
Proceeds from sale of recycled shares	1,870	40
Proceeds from notes payable	800	1,878
Payment of notes payable	(4,870)	(15)
Payment of Government loans	—	(63)
Net cash provided by financing activities	10,414	7,331

Net increase (decrease) in cash	129	(463)

Cash, beginning of period	47	510

Cash, end of period	$176	$47

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Cash Flows, cont'd

For the Years Ended December 31, 2023 and 2022

(in thousands, except for shares and per-share amounts)

Supplemental disclosure of cash flow information	2023	2022
		(As Restated)
Cash paid for income taxes	$—	$1
Cash paid for interest	$1,126	$6

Supplemental disclosure of noncash financing activities

Value of derivative liability on issuance of convertible notes	$—	$52
Noncash conversion of accrued expenses into convertible notes	$—	$96
Conversion of notes payable to common stock	$—	$5,989
Recapitalization transaction costs in accounts payable	$—	$294
Recapitalization transaction costs in notes payable	$—	$2,209
Shares issued as payment of convertible notes	$10,411	$—
Shares issued to settle forward option-prepaid forward contracts	$1,870	$—
Issuance of convertible note warrants	$2,705	$—

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Note 1. Description of Business

Organization and description of business

SeaStar Medical Holding Corporation, a Delaware corporation, and its wholly owned subsidiary, SeaStar Medical, Inc. (the "Predecessor"), are collectively referred to as the "Company". The Predecessor was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is in the pre-revenue stage focused on product development. The Company is principally engaged in the research, development, and commercialization of a platform medical device technology designed to modulate inflammation in various patient populations. The initial target of this technology is for the treatment of acute kidney injuries.

On October 28, 2022, LMF Merger Sub, Inc., a wholly owned subsidiary of LMF Acquisition Opportunities, Inc., (“LMF” or the "Sponsor"), merged with and into the Predecessor (the "Business Combination"), with the Predecessor surviving the Business Combination as a wholly owned subsidiary of LMF. Following the consummation of the Business Combination, LMF was renamed to "SeaStar Medical Holding Corporation."

Liquidity and going concern

As of December 31, 2023, the Company has an accumulated deficit of approximately $114.7 million and cash of approximately $0.2 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company's need for additional capital will depend in part on the scope and costs of its development activities. To date, it has not generated any revenue from the sales of commercialized products. Its ability to generate product revenue will depend on the successful development and eventual commercialization of its product. Until such time, if ever, it expects to finance its operations through the sale of equity or debt, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

If the Company is unable to raise capital, it could be forced to delay, reduce, suspend, or cease its research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Risks and uncertainties

The Company is subject to risks common to early-stage companies in the medical technology industry including, but not limited to, new medical and technological innovations, dependence on key personnel, protection of proprietary technology, and product liability. There can be no assurance that the Company's products or services will be accepted in the marketplace, nor can there be any assurance that any future products or services can be developed or deployed at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all. These factors could have a materially adverse effect on the Company's future financial results, financial position and cash flows.

Note 2. Summary of Significant Accounting Policies

Basis of presentation. The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

In connection with the preparation of the 2023 annual consolidated financial statements, the Company identified errors in its previously issued financial statements.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements. Accordingly, the Company has restated its previously issued consolidated financial statements as shown in Note 3, Restatement of Previously Issued Consolidated Financial Statements and Note 19, Restatement of Quarterly Unaudited Results. All relevant footnotes have also been adjusted to reflect the impact of the restatements.

Principles of consolidation. The Company's consolidated financial statements include the accounts of SeaStar Medical Holding Corporation, and its wholly owned subsidiary, the Predecessor. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Significant estimates include the valuation of the liability classified warrants, prepaid forward purchase agreement derivative liability, provision for income taxes, convertible debt measured at fair value, and the amount of stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management's best judgments at the time.

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has periodically maintained balances in excess of federally insured limits. The company did not have any cash equivalents for fiscal year 2023 or 2022.

Concentrations of credit risk. Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which such differences are expected to reverse. A valuation allowance is provided when the realization of net deferred tax assets is not deemed more likely than not.

The Company complies with the provisions of Accounting Standards Codification ("ASC") 740, Income Taxes, which provides a comprehensive model for the recognition, measurement, and disclosure in consolidated financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position; otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the consolidated financial statements.

Fair value option of accounting

Generally, when financial instruments are first acquired and are not required to be recorded at fair value in accordance with ASC 825, Financial Instruments, which allows an entity to elect the fair value option (“FVO”). The FVO may be elected on an instrument-by-instrument basis only at the time of acquisition and once elected is irrevocable. The FVO allows an entity to account for the entire financial instrument at fair value with subsequent changes in fair value recognized in earnings

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

through the consolidated statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the financial instrument is classified in stockholders’ equity.

Based on the eligibility assessment discussed above, the Company concluded that its convertible notes (see Note 9) were eligible for the FVO and accordingly elected the FVO for those debt instruments. This election was made because of operational efficiencies in valuing and reporting for these debt instruments at fair value in their entirety at each reporting date. The convertible notes contain certain embedded derivatives that otherwise would require bifurcation and separate accounting at fair value.

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

Fair value of financial instruments

The following provides a summary of those assets or liabilities for which the Company is required to measure at fair value either on a recurring basis, the valuation techniques and summary of inputs used to arrive at the measure of fair value. Changes in fair value of these assets or liabilities are recognized as a component of net income in the consolidated statement of operations. Changes in fair value of these assets or liabilities are considered unrealized gains or losses and therefore are classified as non-cash adjustments to reconcile net income to operating cash flows. Significant increases (decreases) in unobservable inputs used in fair value measurements could, in isolation, potentially result in a significantly lower or higher valuation for those assets or liabilities requiring recurring fair value measurements at each reporting date.

Forward Purchase Agreement Derivative Liability. The prepaid forward purchase agreement derivative liability (the "FPA Derivative Liability") is required to be recognized as a liability as the financial instrument fails the "Indexation Guidance" of ASC 815-10 in addition to having certain settlement features that could or will require settlement in cash or shares, depending on the feature. The FPA Derivative Liability was initially recorded at $5.2 million on October 28, 2022 (see Note 5). The FPA Derivative Liability was remeasured each reporting period using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value was calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward was calculated as the average present value over all simulated paths. Changes in the fair value of the FPA Derivative Liability are recorded each reporting period to the change in the fair value of the forward purchase agreement derivative liability in the consolidated statement of operations.

Investor D Convertible Notes. The convertible notes are recorded as liabilities and are recorded at fair value based on Level 3 measurements. The estimated fair values of the convertible notes are each determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the convertible notes are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate rate debt that the Company believes is appropriate for those probability-adjusted cash flows. The change in fair value of the Investor D Convertible Notes each reporting period is recorded to the change in fair value of convertible notes in the consolidated statement of operations.

Pre-Merger Notes Derivative Liability. Pre-merger notes derivative liabilities in the amounts of approximately $0.1 million were recorded during the first quarter of 2022 for the issuance of notes along with a corresponding debt discount (see Note 8). The notes liabilities are remeasured each reporting period using a probability-weighted model and assumption related to the conversion price and timing of conversion. The put option liability was valued based on the calculated returns as a result of the various discounts included in the Company’s notes and the related probability assessments of the various settlement scenarios. The notes derivative liability was extinguished as of the closing of the Business Combination (the "Closing"), as a result of the conversion of the notes. On October 28, 2022, the put option liability was settled upon the Closing and reclassified to additional paid-in capital. Changes in fair value of the Pre-Merger Notes Derivative Liability each reporting period is recorded to the change in fair value of notes payable derivative liability in the consolidated statement of operations.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Liability Classified Warrants. During the fiscal year ended December 31, 2023 and 2022, the Company has entered into or assumed as part of the Business Combination various financial instruments, in the form of warrant agreements, that require classification as liabilities. This classification requires that the Company measure the warrants at fair value at inception, and the remeasure the warrants. The liability classified warrants consist of the following (see Note 11 for more information):

Private Placement Warrants. The Company assumed 5,738,000 Private Placement warrants as part of the Business Combination.

PIPE Warrants. The PIPE Warrants were entered into in congruence with the Business Combination, and include features similar to the Private Placement Warrants which require liability classification.

Investor D Warrants. During the fiscal year ended December 31, 2023, the Company entered into various convertible credit agreements with an institutional investor ("Investor D") which included detachable and separately exercisable warrants to purchase shares of the Company's common stock (the "Investor D Convertible Note Warrants").

The Company uses a Black-Scholes option pricing model to fair value Warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years. The change in fair value of the liability classified warrants each reporting period is recorded to the change in fair value of warrants liability in the consolidated statement of operations.

Operating Current Assets and Current Liabilities. The estimated fair value of prepaid expenses, accounts payable and accrued expenses approximates their fair value because of the short-term nature of these instruments.

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

Prior to the Business Combination, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company considered the fair value of the Company as of the grant date. The fair value of the Company was determined based upon a variety of factors, including the Company’s financial position, historical performance and operating results, the Company’s stage of development, the progress of the Company’s research and development programs, the prices at which the Company sold its convertible preferred stock, the superior rights, preferences and privileges of the Company’s convertible preferred stock relative to its common stock, external market conditions affecting the biotechnology industry, the lack of marketability of the Company’s common stock and the prospects of a liquidity event and the analysis of initial public offering and market performance of similar companies as well as recently completed mergers and acquisition of peer companies. Significant changes to the key assumptions underlying the factors used could result in different fair values of the Company at each valuation date.

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

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

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

Net loss per share attributable to common stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. See Note 17 for disclosures on exclusion of certain instruments which would be anti-dilutive in circumstances where the Company is reporting a net loss for that earnings period. Basic and diluted net loss per share attributable to common stockholders is presented inconformity with the two-class method required for participating securities as certain outstanding warrants are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for the period presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for this period.

Recently issued accounting standards not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted.

Recently adopted accounting standards

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 provides resources to monitor and assist stakeholders with the implementation of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this update were adopted by the Company on January 1, 2023. There was no impact on the consolidated financial statements as a result of the adoption of ASU 2022-02.

Note 3. Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 27, 2024, certain of the Company’s previously filed interim unaudited and annual audited consolidated financial statements should no longer be relied upon and a restatement is required for these previously issued consolidated financial statements. The Company has restated herein its consolidated financial statements as of and for the year ended December 31, 2022. In addition, the Company has restated its unaudited quarterly financial statements for the first three quarters of the year ended December 31, 2023 as presented in Note 19, Restatement of Unaudited Quarterly Results. We have also restated related amounts within the accompanying footnotes to the consolidated financial statements

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

to conform to the corrected amounts in the consolidated financial statements. In addition to those items previously disclosed as requiring the Company to restate certain previously filed financial statements, the Company also made certain immaterial reclassifications for presentation purposes related to legal fees previously classified in research and development on the Company's statement of operations.

The following financial statements provide a reconciliation from the originally "as reported" financial information to the now "as restated" financial information included in Note 3 as of and for the year ended December 31, 2022.

Reconciliation of the Original and Restated Balance Sheet as of December 31, 2022

	Year-ended December 31, 2022
(in thousands)	As Previously Reported	Restatement Impacts	As Restated	Ref.
ASSETS
Current assets
Cash	$47	$—	$47
Other receivables	12	—	12
Prepaid expenses	2,977	(1,517)	1,460	5
Total current assets	3,036	(1,517)	1,519
Forward option-prepaid forward contracts, net	1,729	(1,729)	-	1
Other assets	2	1,517	1,519	5

Total assets	$4,767	$(1,729)	$3,038

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,927	$—	$1,927
Accrued expenses	2,245	—	2,245
Notes payable, net of deferred financing costs	1,178	—	1,178
Forward purchase agreement derivative liability	—	10,211	10,211	2
Liability classified warrants	—	587	587	3
Total current liabilities	5,350	10,798	16,148

Notes payable, net of deferred financing costs	7,652	—	7,652
Total liabilities	13,002	10,798	23,800

Commitments and contingencies (see Note 14)

Stockholders' deficit

Common stock - $0.0001 par value per share	1	—	1

Additional paid-in capital	91,089	(23,350)	67,739	1,3
Accumulated deficit	(99,325)	10,823	(88,502)	4
Total stockholders' deficit	(8,235)	(12,527)	(20,762)

Total liabilities and stockholders' deficit	$4,767	$(1,729)	$3,038

1.
Impact from the derecognition of the asset portions of the previously recognized prepaid forward purchase agreements which, after further analysis, were determined by the Company to be an equity-type subscription receivable.
2.
The the impact from the recognition of certain embedded features related to the prepaid forward purchase agreement. The embedded features are comprised of (i) a forward purchase agreement to purchase remaining unsold shares of the Company's stock for $10.37 per share, and (ii) certain additional settlement features that require the Company to pay an addition $2.50 per remaining unsold shares or additional cash consideration in the event the Company's common stock is delisted.
3.
Recognition of liability classified warrants that were previously classified as components of equity.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

4.
Cumulative and current year impacts of corrections of errors to the consolidated statement of operations.
5.
Reclassification of certain prepaid insurance contracts with terms in excess of one year from the balance sheet date, that were previously classified as current.

Reconciliation of the Original and Restated Statement of Operations for the Year Ended December 31, 2022

	Year-ended December 31, 2022
(in thousands)	As Previously Reported	Restatement Adjustments	As Restated	Ref.
Operating expenses
Research and development	$2,819	$(316)	$2,503	1
General and administrative	6,600	316	6,916	1
Origination cost of prepaid forward contracts	2,190	—	2,190
Total operating expenses	11,609	—	11,609

Loss from operations	(11,609)	—	(11,609)

Other income (expense)
Interest expense	(630)	—	(630)
Change in fair value of liability classified warrants	—	10,863	10,863	3
Change in fair value of notes payable derivative liability	(602)	—	(602)
Change in fair value of forward purchase agreement derivative liability	(10,170)	(41)	(10,211)	2
Gain (loss) on sale of recycled shares	(1)	1	—	4
Total other income (expense), net	(11,403)	10,823	(580)

Loss before provision for income taxes	(23,012)	10,823	(12,189)

Provision for income taxes	1	—	1

Net loss	$(23,013)	$10,823	$(12,190)
Net loss per share of common stock, basic and diluted	$(2.80)	$1.32	$(1.48)
Weighted-average shares outstanding, basic and diluted (1)	8,211,256	8,211,256	8,211,256

(1) Retroactively restated to give effect to the reverse recapitalization
1.
Presentation reclassification of legal expenses previously classified as research and development expense, reclassified to general and administrative expense.
2.
Recognition of certain embedded features related to the prepaid forward purchase agreement, including (i) a forward purchase agreement to purchase remaining unsold shares of the Company's stock for $10.37 per share, and (ii) certain additional settlement features that require the Company to pay an addition $2.50 per remaining unsold shares or additional cash consideration in the event the Company's common stock is delisted.
3.
Unrealized gain for the decline in fair value of liability classified warrants for the immediate post-Merger period to December 31, 2022, which were previously classified as a component of equity.
4.
Elimination of gains or losses on sales of Recycled shares that were originally connected to the asset component of the prepaid forward purchase agreements that were determined to be more akin to an equity classified "subscription receivable."

Reconciliation of the Original and Restated Statement of Cash Flows for the Year Ended December 31, 2022

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

	Year-Ended December 31, 2022
(in thousands)	As Previously Reported	Restatement adjustments	As Restated	Ref.
Cash flows from operating activities
Net loss	$(23,013)	$10,823	$(12,190)	1
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on notes payable	242	—	242
Non-cash accrued interest related to convertible notes	341	—	341
Change in fair value of notes payable derivative liability	602	—	602
Change in fair value of forward purchase agreement settlement derivative liability	10,170	41	10,211	3
Change in fair value of warrants liability	—	(10,863)	(10,863)	2
(Gain) loss on sale of recycled shares	1	(1)	—	4
Stock-based compensation	1,311	—	1,311
Changes in operating assets and liabilities
Other receivables	4	—	4
Prepaid expenses	(1,073)	—	(1,073)
Accounts payable	1,548	—	1,548
Accrued expenses	2,073	—	2,073
Net cash used in operating activities	(7,794)	—	(7,794)

Cash flows from financing activities
Proceeds from issuance of convertible notes	1,681	—	1,681
Proceeds from recapitalization	9,961	—	9,961
Payment of recapitalization transaction costs	(1,211)	—	(1,211)
Proceeds from PIPE Investors	7,000	—	7,000
Payment for forward contracts	(11,940)	—	(11,940)
Proceeds from sale of recycled shares	40	—	40
Proceeds from notes payable	1,878	—	1,878
Payment of notes payable	(15)	—	(15)
Payment of Government loans	(63)	—	(63)
Net cash provided by financing activities	7,331	—	7,331

Net decrease in cash	(463)	—	(463)

Cash, beginning of 2023	510	—	510

Cash, end of 2023	$47	$—	$47

	As Previously Reported	Restatement adjustments	As Restated	Ref.

Supplemental disclosure of cash flow information

Cash paid for income taxes	1	-	1
Cash paid for interest	6	-	6

Supplemental disclosure of noncash financing activities

Value of derivative liability on issuance of convertible notes	52	-	52
Non-cash conversion of accrued expenses into convertible notes	96	-	96
Conversion of notes payable to common stock	5,989	-	5,989
Recapitalization transaction costs in accounts payable	294	-	294
Recapitalization transaction costs in notes payable	2,209	-	2,209
Shares issued as payment of convertible notes	-	-	-
Shares issued to settle forward option-prepaid forward contracts	-	-	-
Issuance of convertible note warrants	-	-	-

1.
Accumulated effects of adjustments due to the restatement to the consolidated statement of operations for the year ended December 31, 2022.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

2.
As a result of the recognition of formerly equity classified warrants as liabilities at the October 28, 2022, merger date, the decline in fair value of those warrants to December 31, 2022, was not previously recognized in earnings.
3.
Result of the derecognition of the asset components to the prepaid forward purchase agreement, which, upon reassessment, determined to be a subscription receivable, and therefore, classified as a component of equity. However, certain embedded features related to the prepaid forward purchase agreement, including (i) a forward purchase agreement to purchase remaining unsold shares of the Company's stock for $10.37 per share, and (ii) certain additional settlement features that require the Company to pay an addition $2.50 per remaining unsold shares or additional cash consideration in the event the Company's common stock is delisted.
4.
Elimination of gains or losses on sales of recycled shares that were originally connected to the asset component of the prepaid forward purchase agreements.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Reconciliation of the changes in Original and Restated Statement of Stockholders' Deficit for the Year Ended December 31, 2022

		Stockholders' Deficit
		Common Shares		Additional	Accumulated	Stockholders'
(amounts in thousands, except per share amounts)	Ref.	Shares (1)	Amount	Paid-In Capital	Deficit	Deficit
As Previously Reported
Balance - January 1, 2022		7,238,767	$1	$73,495	$(76,312)	$(2,816)
Reverse recapitalization on October 28, 2022		4,162,040	—	3,294	—	3,294
Conversion of notes payable to common shares		598,861	—	5,989	—	5,989
PIPE financing		700,000	—	7,000	—	7,000
Stock-based compensation		—	—	1,311	—	1,311
Net loss		—	—	—	(23,013)	(23,013)
Balance - December 31, 2022 (as previously reported)		12,699,668	1	91,089	(99,325)	(8,235)

Restatement Impacts
Balance - January 1, 2022		—	—	—	—	—
PIPE financing, net of liability classified PIPE warrants	1	—	—	(1,256)	—	(1,256)
Issuance of liability classified warrants	1	—	—	(10,194)	—	(10,194)
Forward purchase agreement prepayment	2	—	—	(11,900)	—	(11,900)
Net loss	3	—	—	—	10,823	10,823
December 31, 2022 (restatement impacts)		—	—	(23,350)	10,823	(12,527)

As Restated
Balance - January 1, 2022		7,238,767	$1	73,495	(76,312)	(2,816)
Reverse recapitalization on October 28, 2022		4,162,040	—	3,294	—	3,294
Conversion of notes payable to common shares		598,861	—	5,989	—	5,989
PIPE financing, net of liability classified PIPE warrants		700,000	—	5,744	—	5,744
Issuance of liability classified warrants		—	—	(10,194)	—	(10,194)
Prepaid forward purchase agreement		—	—	(11,900)	—	(11,900)
Stock-based compensation		—	—	1,311	—	1,311
Net loss		—	—	—	(12,190)	(12,190)
Balance - December 31, 2022 (as restated)		$12,699,668	$1	$67,739	$(88,502)	$(20,762)

1.
Impact from the recognition of previously equity classified warrants as liability classified, requiring the issuance date fair value to be reclassified from equity to a liability.
2.
Derecognition of the asset related forward purchase agreement, which, after further consideration should have been accounted for as a subscription receivable.
3.
Accumulated impact of the above adjustment to the consolidated statement of operations.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Note 4. Business Combination and Recapitalization

On October 28, 2022, LMF, the Sponsor, consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc. and the Predecessor pursuant to an Agreement and Plan of Merger, as described in Note 1.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, LMF was treated as the acquired company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, the Predecessor's stockholders have the majority of the voting power of the combined entity, the Predecessor comprised all of the ongoing operations of the combined entity, the Predecessor comprised a majority of the governing body of the combined entity, and the Predecessor’s senior management comprised all of the senior management of the combined entity. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Predecessor issuing shares for the net assets of LMF, accompanied by a recapitalization.

Since this is considered a recapitalization for accounting purposes, the net assets of LMF were not remeasured at fair value but were stated at historical cost and there was no goodwill or intangibles recognized. Operations prior to the Business Combination are those of the Predecessor.

The aggregate consideration to the stockholders of the Predecessor at the closing of the Business Combination was approximately $85.4 million, which consisted of shares of the Company's Class A common stock, par value $0.0001 per share, valued at $10.00 per share, resulting in the issuance of 8,540,552 shares.

Upon the Closing, each of the Predecessor’s outstanding convertible notes, in the amount of approximately $4.6 million and related accrued interest totaling approximately $0.3 million, less approximately $0.2 million in unamortized discounts converted into 598,861 shares of the Company's Class A common stock valued at $10.00 per share. The excess fair value of shares transferred for convertible note conversion of approximately $1.2 million is recorded in the consolidated statement of operations for the year ended December 31, 2022.

Also, upon the Closing, 633,697 shares of Series B Preferred stock, 1,576,154 shares of Series A-1 Preferred stock, and 577,791 shares of Series A-2 Preferred stock of the Predecessor converted into 7,238,767 shares of SeaStar Medical Holding Corporation Class A common stock. The Predecessor’s 57,942 outstanding warrants were assumed by LMF and converted into 69,714 warrants to purchase SeaStar Medical Holding Corporation Class A common stock. The Predecessor’s 271,280 outstanding options were assumed by LMF and converted into 326,399 options to purchase SeaStar Medical Holding Corporation Class A common stock. The Predecessor’s 255,000 outstanding restricted stock unit awards were assumed by LMF and converted into 306,811 SeaStar Medical Holding Corporation restricted stock units. The increase in the number of stock-based awards was accounted for as a modification (see Note 13).

As part of the Business Combination, approximately $92.1 million was paid to redeem Class A shares from LMF existing shareholders. 4,162,040 Class A shares remained unredeemed at the time of the Business Combination. LMF had 10,350,000 public warrants and 5,738,000 private placement warrants at the time of the Business Combination. The public warrants and the private placement warrants are classified as equity. The Company received net cash consideration of approximately $10.0 million and net liabilities of LMF of approximately $14.4 million. The net liabilities of LMF were as follows (in thousands):

Other receivables	$16
Prepaid expenses	1,871
Accrued expenses	(82)
Public warrants liability	(1,241)
Private placement warrants liability	(10,194)
LMFAO note payable	(2,785)
Maxim note payable	(1,973)
$(14,388)

The table below summarizes the shares of Class A common stock issued immediately after the Closing as well as the

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

impact of the transaction on the consolidated statement of changes in stockholders' deficit as of October 28, 2022.

	Common Shares		Additional
($ in thousands)	Shares	Amount	Paid-In Capital

SPAC financing	4,162,040	$—	$(921)
Public warrants liability reclassified to equity	—	—	1,241
Transaction costs	—	—	(3,714)
Reverse recapitalization on October 28, 2022	4,162,040	$—	$(3,394)

Note 5. Forward Purchase Agreements

In October 2022, LMF, the Sponsor entered into a Forward Purchase Agreements ("FPAs") with Vellar Opportunity Fund SPV LLC – Series 4 and HB Strategies LLC (“FPA Sellers"), whereby, prior to the Business Combination, the FPA Sellers purchased 1,151,400 LMF Class A Shares from redeeming holders (the “Recycled Shares”), and an additional 200,000 LMF Class A Shares constituting share consideration, each at an average price per share of $10.37. Pursuant to the FPA, the FPA Sellers waived their redemption rights under the governing documents of LMF Merger Sub, Inc. in connection with the Business Combination.

At the Closing, LMF paid to Vellar, out of funds held in the LMF trust account, aggregate amounts of approximately $14.4 million, an amount equal to 1,173,400 LMF Class A Shares ("Recycled Shares"), multiplied by $10.37, the redemption price, approximately $2.1 million for the purpose of repayment of the FPA Sellers having purchased 200,000 shares from third parties in the open market, and reimbursement of legal expenses and a commission fee in the amount of approximately $0.2 million.

The FPA Sellers could, at their discretion, sell Recycled Shares ("Terminated Shares"). The Company was entitled to proceeds from such sales of Terminated Shares equal to the number of Terminated Shares multiplied by the reset price (the "Reset Price"). The Reset Price was initially the per-share redemption price, but was adjusted on a monthly basis to the lower of (a) the then-current Reset Price, (b) $10.00 and (c) the volume weighted-average price ("VWAP") price of the last ten trading days of the prior calendar month, but not lower than $5.00; provided, however, that if the Company offered and sold Class A common stock, or then outstanding or future issued securities were exercised or converted, at a price lower than then then-current Reset Price, then the Reset Price would be modified to equal such reduced price.

In the event that the VWAP Price was less than $3.00 per share for 20 trading days during any 30 trading-day-period, then the FPA Sellers could accelerate the maturity date ("Maturity Date"), which otherwise would have been the third anniversary of the Closing. Upon the occurrence of the Maturity Date, the Company was obligated to pay to the FPA Sellers an amount equal to the number of unsold Recycled Shares, multiplied by $2.50 (the "Maturity Consideration").

The Maturity Consideration was payable by the Company in cash, or at the Company’s option, as equity, issued in Class A common stock, with a per share issue price based on the average daily VWAP Price over 30 scheduled trading days. FPA Sellers would then deliver to the Company the number of unsold Recycled Shares.

During the year ended December 31, 2022, 3,995 recycled shares were sold by FPA Sellers. There were 1,147,405 recycled shares remaining at December 31, 2022.

During the year ended December 31, 2023, 374,005 recycled shares were sold by FPA Sellers. The Company received approximately $1.9 million for the shares sold and recognized a gain of approximately $1.3 million on the sale. Losses on remeasurement of approximately $1.7 million were recorded in change in fair value of forward option-prepaid forward contracts on the consolidated statement of operations for the year ended December 31, 2023.

The FPAs were determined the have the following features:

•
A host loan to two shareholders consisting of a subscription receivable on the Company's own common stock.
•
Forward purchase agreement to purchase any unsold shares of the Company's stock at the maturity date for $10.37 per share. Some of all of the subscription receivable could be applied to settle this obligation.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

•
Embedded settlement features to be settled in cash or the Company's common stock depending on the cause and timing of the settlement (the "Settlement Features").

In accordance with ASC 815, Derivatives and Hedging, the Company had determined that the forward option within the Forward Purchase Agreement, coupled with certain settlement feeatures were embedded features that required bifurcation and recognition as a liability.

The Company performed fair value measurements for the FPA Derivative Liabilities as of the Merger date, recognizing a liability of approximately $5.2 million. The derivative liability is being remeasured at each reporting date, with an additional $5.0 million recognized at December 31, 2022, as a result of the decline in the Company's stock price. During the twelve-months ended December 31, 2023, the Company recognized an additional $2.3 million of losses related to the further decline in the Company's stock price.

In March 2023, the price of the Company stock was below $3.00 for more than 20 trading days and the FPA Sellers at their discretion had the ability to specify the maturity dates for the FPAs. During the year ended December 31, 2023, the FPA Sellers specified the maturity dates and the FPAs matured and were settled by transferring (i) 1,096,972 shares to the FPA Sellers and (ii) all remaining 773,400 unsold Recycled Shares. Upon the final settlement of the forward purchase agreement, the Company recognized an approximately $1.0 million gain as the ultimate amount to settle the repurchase of the Company's shares of common stock underlying this purchase agreement was reduced by the counterparties to the agreements. Approximately $11.5 million was reclassed to equity as a result of the settlement of the forward purchase agreements.

Note 6. Accrued Expenses

Accrued expenses consisted of the following amounts as of December 31, 2023 and 2022:

($ in thousands)	December 31, 2023	December 31, 2022
Accrued bonus	$501	$450
Accrued director compensation	427	61
Accrued research and development	507	—
Accrued legal	43	—
Accrued interest	19	112
Accrued commitment fee, equity line of credit	-	1,500
Other	26	122
Total accrued expenses	$1,523	$2,245

Note 7. Equity Line of Credit

In August 2022, the Predecessor, LMAO, and Tumim Stone Capital LLC ("Tumim") entered into an equity line financing arrangement through a Common Stock Purchase Agreement ("Purchase Agreement") providing the right to sell Tumim up to $100 million worth of shares of common stock. The Purchase Agreement is subject to certain limitations and conditions and provided for a $2.5 million commitment fee payable to Tumim. The Company paid $1.0 million of the commitment fee in cash on the closing date of the Business Combination. The Company has recorded an accrued expense for the remaining $1.5 million of the commitment fee as of December 31, 2022, of which $1.0 million was paid in 218,842 shares of common stock and $0.5 million was paid in cash during the year ended December 31, 2023. The $2.5 million commitment fee was recorded in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022.

During the year ended December 31, 2023, the Company sold 6,500,000 shares of common stock to Tumim for proceeds of approximately $4.7 million as part of the Purchase Agreement. As of December 31, 2023, approximately $95.3

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

million was available to draw. However, in February 2024, the Company and Tumim agreed to terminate the Purchase Agreement (see Note 15).

Note 8. Notes Payable

Notes payable consisted of the following as of December 31:

($ in thousands)	December 31, 2023	December 31, 2022
LMFA notes payable	$296	$968
LMFAO note payable	1,128	2,785
Maxim note payable	2,771	4,167
Insurance financing	565	910
Unamortized deferred financing costs	(52)	—
	4,708	8,830
Less current portion	(565)	(1,178)
	$4,143	$7,652

Future maturities of principal repayment of the notes payable as of December 31, 2023 are as follows:

($ in thousands)
2024	$565
2025	4,143
$4,708

On March 15, 2023, the Company amended its LMFA notes payable, LMFAO note payable, and Maxim note payable, extending their maturity dates to June 15, 2024. Additionally, the noteholders agreed to waive their right to receive mandatory prepayments for proceeds received from the first closing of the convertible note financings discussed in Note 9, but designated a mandatory prepayment amount to be paid upon the second closing of the convertible note financings. On May 12, 2023, another amendment was executed whereby the mandatory prepayment amount related to the second closing of the convertible note financings was waived. In consideration for such extensions, the Company agreed to pay the noteholders an aggregate amount of $0.1 million in cash upon receipt of proceeds from the issuance of the note at the second closing under the Securities Purchase Agreement ("SPA") (see Note 9). The $0.1 million consideration for the modification was capitalized as a deferred financing cost. The Company amortized $48 of the deferred financing cost during the year ended December 31, 2023.

On August 7 and December 11, 2023, the Company entered into certain amendments and waivers for the LMFA notes payable, LMFAO note payable, and Maxim note payable. The lenders waved their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity dates to 91 days after the last maturity date applicable to any of the notes issued pursuant to the amended SPA (see Note 9). In relation to the amendment to the Maxim note payable on December 11, 2023, the Company agreed to make a loan payment of $0.1 million and $0.1 million for placement and other past due fees.

Senior Secured LMFA Notes Payable

On September 9, 2022, the Predecessor entered into a Credit Agreement (“LMFA Note”) with LM Funding America, Inc. (“LMFA”) whereby LMFA agreed to make advances to the Predecessor of up to $0.7 million for general corporate purposes at an interest rate of 15% per annum. All advances made to the Predecessor under the LMFA Note and accrued interest were due and payable to LMFA on the maturity date. The maturity date of the loan was the earlier of (a) October 25, 2022, (b) the consummation of the Business Combination, and (c) the termination of the Merger agreement.

On October 28, 2022, SeaStar Medical Holding Corporation and LMFA entered into the First Amendment to Credit Agreement, dated September 9, 2022, between LMFA and the Predecessor whereby (i) the maturity date of the loan under the LMFA Note was extended to October 30, 2023; (ii) the Company is required to use 5.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of LMFA Note, provided that such repayment

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

is not required for the first $0.5 million of cash proceeds; (iii) the interest rate of the LMFA Note is reduced from 15% to 7% per annum; and (iv) the default interest rate is reduced from 18% to 15%. The LMFA Note contains customary representations and warranties, affirmative and negative covenants, and events of default. The balance due was approximately $0.3 million and $0.7 million as of December 31, 2023 and 2022, respectively. The Company recorded interest expense of $33 thousand and $19 thousand for the years ended December 31, 2023 and 2022, respectively.

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

On November 2, 2022, the Company entered into an additional promissory note in the amount of approximately $0.3 million with LMFA. The promissory note was noninterest bearing and was due on demand at any time on or after March 31, 2023. The note was paid in full in January 2023.

Senior Secured LMFAO Note Payable

On October 28, 2022, the Company entered into a consolidated amended and restated promissory note with LMFAO Sponsor, LLC, LMAO’s sponsor and the sole holder of founding shares (the “Sponsor”) as the lender, for an aggregate principal amount of $2.8 million (the “LMFAO Note”) to amend and restate in its entirety (i) the promissory note, dated July 29, 2022, for $1.0 million in aggregate principal amount issued by LMAO to the Sponsor and (ii) the Amended and Restated Promissory Note, dated July 28, 2022, for $1.8 million in aggregate principal amount, issued by LMAO to the Sponsor (collectively, the “Original Notes”). The LMFAO Note amended the Original Notes to (i) extend maturity dates of the Original Notes to October 30, 2023; (ii) permit outstanding amount due under the LMFAO Note to be prepaid without premium or penalty; and (iii) require the Company to use 20.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of LMFAO Note, provided that such repayment is not required for the first $500 of cash proceeds. The LMFAO Note carries an interest rate of 7% per annum and contains customary representations and warranties and affirmative and negative covenants.

The LMFAO Note is subject to events of default, which may result in the LMFAO Note becoming immediately due and payable, with interest of 15.0% per annum. In addition, on October 28, 2022, the parties entered into a security agreement whereby the Company granted the Sponsor a security interest in substantially all of the assets and property of the Company, subject to certain exceptions, as collateral to secure the Company’s obligations under the LMFAO Note. The balance due was $1.1 million and $2.8 million as of December 31, 2023 and 2022, respectively. The Company recorded interest expense of $127 thousand and $35 thousand for the years ended December 31, 2023 and 2022, respectively.

Unsecured Maxim Note Payable

Pursuant to an engagement letter between the Company and Maxim dated October 28, 2022, the Company was required to pay Maxim, as its financial advisor, an amount equal to $4.2 million in cash as professional fees ($2.0 million assumed from LMAO and $2.2 million related to professional fees of the Company). Upon the Closing, the parties agreed that such amount would be paid in the form of a promissory note. Accordingly, on October 28, 2022, the Company entered into a promissory note with Maxim as the lender, for an aggregate principal amount of $4.2 million (the “Maxim Note”). The Maxim Note had a maturity date of October 30, 2023 and outstanding amounts may be prepaid without premium or penalty. If the Company receives any cash proceeds from a debt or equity financing transaction prior to the maturity date, then the Company is required to prepay the indebtedness equal to 25.0% of the gross amount of the cash proceeds, provided that such repayment obligation shall not apply to the first $0.5 million of the cash proceeds received by the Company. Interest on the Maxim Note is due at 7.0% per annum.

The Maxim Note contains customary representations and warranties, and affirmative and negative covenants. The Maxim Note is subject to events of default, which may result in the Maxim Note becoming immediately due and payable, with interest of 15.0% per annum. The balance of the Maxim Note was $2.8 million and $4.2 million as of December 31, 2023 and 2022, respectively. The Company recorded interest expense of $12 thousand and $249 thousand for the years ended December 31, 2023 and 2022, respectively.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Insurance Financing

In October 2022, the Company entered into a financing agreement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.9 million. Interest on the financing agreement is due at 7.35% per annum. The balance due was $0.9 million as of December 31, 2022. The October 2022 financing agreement was paid in full during the year ended December 31, 2023.

In October 2023, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. Interest on the financing agreement is due at 9.55% per annum. The balance due was $0.6 million as of December 31, 2023. Eight monthly installments of principal and interest will be made during the year ended December 31, 2024.

The Company recorded interest expense of $30 thousand and $7 thousand for the years ended December 31, 2023 and 2022, respectively, for insurance financing.

Related Party Notes

The Company from time to time has entered into short-term financings LMFA to provide short-term liquidity needs. A total of three notes were entered into during the fiscal year ended December 31, 2023, ranging from $25 thousand to $0.1 million, with a total borrowing of $225 thousand during the fiscal year. All notes had annualized interest of 7.00% and were paid off within 30 days of each borrowing. There were no related party notes outstanding at December 31, 2023.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Note 9. Convertible Notes

Senior Unsecured Convertible Notes Issued In 2023

Investor D Unsecured Convertible Notes

On March 15, 2023, the Company entered into a Securities Purchase Agreement ("SPA") with an institutional investor ("Investor D") (the "Investor D SPA"), whereby the Company agreed to issue a series of four senior unsecured convertible notes (collectively, the "Investor D Convertible Notes") with principal proceeds totaling up to $9.8 million and warrants to purchase shares of the Company’s common stock.

On March 15, 2023, the Company issued the first senior unsecured convertible note (the "First Investor D Note") in the amount of approximately $3.3 million, convertible into 1,207,729 shares of common stock at an initial conversion price of $2.70. The First Investor D Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on June 15, 2024, and requires monthly installments of principal and interest. In addition, the Company issued warrants to purchase 328,352 shares of common stock (the "First Investor D Warrants"). The First Investor D Warrants have an initial exercise price of $2.97 per share of common stock, expire in five years from their issuance date, and contain a cashless exercise provision.

On May 12, 2023, the Company issued a second senior unsecured convertible note (the "Second Investor D Note") in the amount of approximately $2.2 million, convertible into 805,153 shares of common stock at an initial conversion price of $2.70. The Second Investor D Note was issued at an 8.0% discount, bears interest at 7.0% per annum, matures on August 12, 2024, and requires monthly installments of principal and interest. In addition, the Company issued warrants to purchase 218,901 shares of common stock (the "Second Investor D Warrants"). The Second Investor D Warrants have an initial exercise price of $2.97 per share of common stock, expire five years from their issuance date, and contain a cashless exercise provision.

First Amendment to the Investor D SPA

On August 7, 2023, the Company entered into an amendment to the Investor D SPA , whereby the provisions of the third closing are amended (the "First Amended Investor D SPA"). Investor D shall have the discretion to purchase additional shares of the Company's stock in an aggregate principal amount of $2.0 million (the "Third Investor D Note"). The Third Investor D Note consisted of four tranches which closed on August 7, 2023, August 30, 2023, September 26, 2023, and November 27, 2023. Each tranche of the Third Investor D Note was issued at an 8.0% discount, bear interest at 7.0% per annum and require monthly installments of principal and interest. Each tranche of the Third Investor D Note is convertible into 2,717,144 shares of common stock at an initial conversion price of $0.20, in a principal amount of $0.5 million, and includes a warrant to purchase up to 738,791 shares of common stock with an exercise price of $0.20 per share (the "Third Investor D Warrants"). The Third Investor D Notes mature on November 6, 2024, November 29, 2024, December 25, 2024, and February 26, 2025, respectively.

Also on August 7, 2023, the Company entered into a side letter with Investor D (the “Letter Agreement”), pursuant to which the Company agreed to adjust the conversion price of the First and Second Investor D Notes to the lowest of (i) $0.20, (ii) the closing sale price of common stock on the trading day immediately preceding the date of the conversion, and (iii) the average closing sale price of common stock for the five consecutive trading days immediately preceding the date of the conversion (the "Amended First Investor D Note" and the "Amended Second Investor D Note"). The Company also agreed to issue a convertible note warrant to purchase up to 4,765,620 shares of common stock with an exercise price of $0.20 per share of common stock (the "Investor D Letter Agreement Warrants").

The Company concluded that the August 7, 2023, amendment should be accounted for as an extinguishment of the First and Second Investor D Notes. The Company derecognized the First and Second Investor D Notes with principal amounts of approximately $1.9 million and $0.6 million, respectively, and recorded fair value amounts of approximately $1.6 million and $1.3 million, respectively. The Company then recognized the Amended First and Second Investor D Notes at fair value based on the amended terms at approximately $3.5 million and $2.7 million, respectively, and recorded a loss on extinguishment for the difference between the fair value with the amended terms and the fair value of the original terms on August 7, 2023, of approximately $3.3 million. The Company recorded the convertible note warrants issued with the Letter

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Agreement as a liability measured at fair value at inception with subsequent changes in fair value recorded in earnings. The initial fair value of the convertible note warrants issued with the Letter Agreement of approximately $1.6 million was also recorded as loss on extinguishment.

The Second Amendment to the Investor D SPA

On December 11, 2023, the Company entered into the Second Amendment to the Investor D SPA (the "Second Investor D SPA") which increased the maximum amount of additional funding from approximately $2.0 million to approximately $4.0 million. In addition, the Company closed on a fourth convertible note (the "Fourth Investor D Note") in a principal amount of approximately $1.1 million, which is convertible into shares of common stock at a conversion price of $0.56 per share, beginning on the earlier of June 11, 2024 (or earlier upon mutual written agreement of the Company and the purchaser), or the date of an event of default, as defined in the Fourth Investor D Note, with a maturity date of March 11, 2025. The Company also issued two warrants each to purchase up to 527,708 shares of common stock with an exercise price of $0.56 per share.

Payments for Principal and Interest and Conversions of Investor D Notes During FY 2023

During the year ended December 31, 2023, the Company made cash payments of principal and interest of approximately $0.2 million and $21 thousand, respectively, on the combination of the First Investor D and Amended First Investor D Notes. The Company also made additional principal and interest payments, which included accelerated payments through equity conversions. Investor D elected to convert the conversion amount (as defined in the Amended First Investor D Note into shares of common stock of the Company. The Company converted principal and interest into 12,420,783 shares of common stock with a fair value of approximately $7.0 million. The Amended First Investor D Note was fully satisfied as of December 31, 2023.

During the year ended December 31, 2023, the Company made cash payments of principal and interest of $21 thousand and $3 thousand, respectively, on the Second Investor D Note. The Company also made additional principal and interest payments, which included accelerated payments through equity conversions. Investor D elected to convert the conversion amount as defined in the Amended Second Investor D Note into shares of common stock of the Company. The Company converted principal and interest into 10,426,962 shares of common stock with a fair value of approximately $3.4 million. The note was fully satisfied as of December 31, 2023.

The Company did not make any payments on the first, second, third, or fourth tranches of the Third Investor D Note or Fourth Investor D Note during the year ended December 31, 2023.

For the purposes of defining the collection of the various agreements and instruments by and between Investor D and the Company:

•
The Investor D SPA, First Amended Investor D SPA, and Second Amended Investor D SPA are referred to as the "Original and Amended Investor D SPA".
•
All Investor D Notes issued and/or amended under the Original and Amended Investor D SPA are collectively referred to as the "Investor D Convertible Notes".
•
All warrants issued under the Original and Amended SPA or Letter Agreement are collectively referred to as the "Investor D Convertible Note Warrants".

Accounting for the Investor D Convertible Notes and Investor D Convertible Note Warrants

The Company concluded that for each Investor D Convertible Note issuance, which included two legally detachable and separately exercisable freestanding financial instruments, (i) the Investor D Convertible Notes and(ii) the Investor D Convertible Note Warrants. The Company concluded that the Investor D Convertible Note Warrants should be recorded as a liability (see Note 9). The Company determined the Investor D Convertible Notes are liability instruments under ASC 480, Distinguishing Liabilities from Equity. The Investor D Convertible Notes were then evaluated in accordance with the requirements of ASC 825, and it was concluded that the Company was not precluded from electing the FVO for the Investor D Convertible Notes. As such, the Investor D Convertible Notes are carried at fair value in the consolidated balance sheets.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

The Investor D Convertible Notes are measured at fair value each reporting date with changes in fair value recognized in the consolidated statements of operations, unless the change is concluded to be related to the changes in the Company’s credit rating, in which case the change will be recognized as a component of accumulated other comprehensive income in the consolidated balance sheets.

Future maturities of principal repayment of the Investor D Convertible Notes as of December 31, 2023 are as follows:

($ in thousands)
2024	$2,719
2025	435
$3,154

Pre-Merger Convertible Notes

The following provides disclosure on certain convertible notes that existed prior to the Business Combination (the "Pre-Merger Convertible Notes"). As a result of the Business Combination, all outstanding principal and accrued interest was converted into shares of the Company's common stock, and no obligations related to the Pre-Merger Notes remained immediately after the Business Combination. Accordingly, there were no notes outstanding at December 31, 2023 and 2022.

Accounting for the Pre-Merger Notes

All Pre-Merger Convertible Notes had conversion features which required separate recognition and measurement. At each issuance, the fair value of the conversion features was separated from the convertible notes and reported as a derivative liability as discussed in Note 2. The convertible debt was recorded at amortized cost, net of the discount due to the fair value of the conversion feature that was bifurcated and recognized separately. The related discount was amortized over the term of each individual issuance. Amortization of the debt discounts related to the Pre-Merger Convertible Notes were amortized to interest expense over the life of the convertible notes using the effective interest method. Amortization of the debt discounts for the year ended December 31, 2022 was approximately $0.2 million. There was no interest amortization during the fiscal year ended December 31, 2023, as the Pre-Merger Convertible Notes no longer existed after the Business Combination.

Investor A Convertible Notes

The Company had issued convertible note agreements to a large employee pension plan (the "Investor A Notes") in the following amounts (in thousands) over a period from June 2021 to April 2022:

Issue		Maturity
Date	Amount	Date
June 2021	$300	December 2022
September 2021	840	December 2024
October 2021	240	December 2024
November 2021	240	December 2024
March 2022	120	March 2024
April 2022	480	April 2025
April 2022	120	April 2025
	$2,340

Interest on the unpaid balances accrued at the rate of 8% per year.

Investor B Convertible Notes

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

The Company had issued convertible note agreements to a large employee pension plan (the "Investor B Notes") in the following amounts (in thousands) over a period from June 2021 to April 2022:

Issue		Maturity
Date	Amount	Date

June 2021	$200	December 2022
September 2021	560	December 2024
October 2021	160	December 2024
November 2021	160	December 2024
March 2022	80	March 2024
April 2022	320	April 2025
April 2022	80	April 2025
	$1,560

Interest on the unpaid balances accrued at the rate of 8% per year.

Investor C Convertible Notes

During the years ended December 31, 2023 and 2022, the Company converted unpaid invoices in the amounts of approximately $0.1 million and $0.1 million, respectively, into convertible note agreements with a vendor. Interest on the unpaid balances accrued at the rate of 8% per year.

Group Investor Convertible Notes

During the years ended December 31, 2023 and 2022, the Company issued convertible notes to investors for approximately $0.4 million and $0.1 million, respectively (collectively, the “Group Investor Notes”). Interest on the unpaid balances accrued at the rate of 8% per year.

Note 10. Government Loans

Pre-Merger Government Loans

In June 2020, the Predecessor received a loan in the amount of approximately $0.1 million from the U.S. Small Business Administration ("SBA") under the Economic Injury Disaster Loan assistance program established as part of the Coronavirus Aid, Relief, and Economic Security Act. The loan called for monthly payments in the amount of approximately $3 thousand until maturity in May 2050. The loan accrued interest at 3.75%.

On October 17, 2022, the Company prepaid the full balance to the SBA in the amount of approximately $0.1 million principal and $6 thousand accrued interest. Interest expense was $2 thousand for the year ended December 31, 2022.

Note 11. Warrants

The Company has the following warrants outstanding at December 31, 2023 and 2022:

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

	2023	2022
Liability Classified Warrants
Investor D Warrants	6,368,289	—
Private Placement Warrants	5,738,000	5,738,000
PIPE Investor Warrants	500,000	700,000
Subtotal	12,606,289	6,438,000

Equity Classified Warrants
Public Stockholders' Warrants	10,550,000	10,350,000
Legacy Warrants	48,914	69,714
Subtotal	10,598,914	10,419,714
Grand Total	23,205,203	16,857,714

The following tables provides the weighted-average strike price and time to maturity for each warrant tranche as of December 31, 2023 and 2022:

December 31, 2023	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Investor D Warrants	6,368,289	0.50	4.65
Private Placement Warrants	5,738,000	11.50	3.82
PIPE Investor Warrants	500,000	11.50	3.82

Equity Classified Warrants
Public Stockholders' Warrants	10,550,000	$11.50	3.82
Legacy SeaStar Inc. Warrants	48,914	$10.00	2.38

December 31, 2022	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	5,738,000	11.50	4.82
PIPE Investor Warrants	700,000	11.50	4.82

Equity Classified Warrants
Public Stockholders' Warrants	10,350,000	$11.50	4.82
Legacy SeaStar Inc. Warrants	69,714	$10.00	3.38

Warrants Issued in FY 2023

Investor D Warrants

As disclosed in Note 9, the following summarizes warrants issued in connection with the Original and Amended Investor D SPA during the fiscal year ended December 31, 2023:

•
On March 15, 2023, as part of the issuance of the First Investor D Note, 328,352 convertible note warrants were issued with an exercise price of $2.97 per share.
•
On May 12, 2023, as part of the issuance of the Second Investor D Note, 218,901 convertible note warrants were issued with an exercise price of $2.97 per share.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

•
On August 7, 2023, as part of the Letter Agreement, 4,765,620 convertible note warrants were issued with an exercise price of $0.20 per share (the "Letter Agreement Warrants"). Also on August 7, 2023, as part of the issuance of the first tranche of the Third Investor D Note, 738,791 Convertible Note Warrants were issued with an exercise price of $0.20 per share.
•
On August 30, 2023, as part of the issuance of the second tranche of the Third Investor D Note, 738,791 convertible note warrants were issued with an exercise price of $0.20 per share.
•
On September 26, 2023, as part of the issuance of the third tranche of the Third Investor D Note, 738,791 convertible note warrants were issued with an exercise price of $0.20 per share.
•
On November 27, 2023, as part of the issuance of the fourth tranche of the Third Investor D Note, 738,791 convertible note warrants were issued with an exercise price of $0.20 per share.
•
On December 11, 2023, in connection with the Second Amended Investor D SPA, and as a result the Fourth Investor D Note, the Company issued two warrants, each to purchase up to 527,708 shares of common stock with an exercise price of $0.56 per share.
•
The convertible note warrants expire five years from their issuance date and contain cashless exercise provisions. The Company does not have the ability to redeem the convertible note warrants.

The convertible note warrants expire five years from their issuance date and contain cashless exercise provisions. The Company does not have the ability to redeem the convertible note warrants. The convertible note warrants were collectively valued at approximately $2.9 million at issuance.

Since January 2024, 4,265,620 warrants from the Letter Agreement Warrants were converted into shares at an exercise price of $0.20. See Note 18 for disclosure on certain Investor D Warrant transactions after the year ended December 31, 2023.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined the convertible note warrants do not meet the conditions for equity classification, due to potential cash settlement under the exchange cap provision of the Original and Amended Investor D SPA, and should be carried on the consolidated balance sheets as a liability measured at fair value, with subsequent changes in fair value recorded in the consolidated statements of operations as change in fair value of warrants liability. The fair value of the convertible note warrants was determined using a Black-Scholes option pricing model, which considers variables such as estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years.

Warrants Issued Prior to FY 2023

Legacy SeaStar Inc. Warrants

Prior to the Business Combination, the Predecessor had outstanding warrants to purchase shares of the Predecessor’s preferred stock which had been issued in conjunction with various debt financings. Upon effectiveness of the Business Combination, 57,942 outstanding warrants were converted into 69,714 warrants to purchase common stock of SeaStar Medical Holding Corporation (“Legacy SeaStar Inc. Warrants”) at their previous exercise prices. As of December 31, 2023 and 2022, there were 69,714 Legacy SeaStar Inc. Warrants outstanding, which are classified as a equity within stockholders' deficit.

Public Stockholders' Warrants

As part of LMAO’s initial public offering, under the Warrant Agreement dated as of January 25, 2021 and, prior to the effectiveness of the Business Combination, LMAO issued 10,350,000 warrants each of which entitled the holder to purchase one share of common stock at an exercise price of $11.50 per share (“Public Stockholders’ Warrants”). Upon the effectiveness of the Business Combination, the outstanding Public Stockholders' Warrants automatically converted into warrants to purchase common stock of the Company. The Company has reviewed the terms of the warrants and determined that the Public Stockholders' Warrants are required to be classified as equity within stockholders' deficit.

The Company has the ability to redeem outstanding Public Shareholders' Warrants at any time after they become

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits , stock dividends, reorganizations, and the like) for any 20 trading days within a 30 day trading-day period.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, LMAO completed the private sale of 5,738,000 million warrants each of which entitled the holder to purchase one share of common stock at an exercise price of $11.50 per share, to LMF’s sponsor (“Private Placement Warrants”).

Upon the effectiveness of the Business Combination, the outstanding Private Placement Warrants automatically converted into warrants of SeaStar Medical Holding Corporation (see Notes 1, 3 and 19). The fair value of the private placement warrants on October 28, 2022, in the amount of approximately $8.0 million was recorded as a “liability classified warrant” and a reduction to “Additional paid-in capital” on the consolidated balance sheets.

The Company does not have the ability to redeem the Private Placement Warrants. The Private Placement Warrants were valued at approximately $8.0 million at the date of the Business Combination date. As of December 31, 2023 and 2022, there were 10,350,000 Public Shareholders' Warrants outstanding and 5,738,000 Private placement Warrants outstanding.

2022 PIPE Investor Warrants

On October 28, 2022, the Company entered into a Private Investment in Public Equity (“PIPE”) Agreement, pursuant to which the PIPE investors purchased an aggregate of 700,000 shares of common stock at $10.00 per share and received 700,000 PIPE Investor Warrants ("PIPE Investor Warrants"), which entitled the holder to purchase one share of common stock of SeaStar Medical Holding Corporation for $11.50 per share, for an aggregate purchase price of approximately $7.0 million. The PIPE Warrants were initially valued at approximately $1.0 million at the Merger date. As of both December 31, 2023 and 2022, there were 700,000 PIPE Investor Warrants outstanding.

Originally, the Company reviewed the terms of the PIPE Warrants and concluded that they should be classified as a component of the Company's stockholders' deficit at December 31, 2022. However, through additional analysis during the 2023 fiscal year, the Company reviewed the terms of the PIPE Warrants and determined that the PIPE Warrants require liability classification due to certain features that preclude equity classification pursuant to ASC 815, Derivatives (see Notes 1, 3 and 19).

Note 12. Convertible Preferred Stock, Common Stock and Preferred Stock

During the year ended December 31, 2022, the Predecessor converted 194,494 shares of Series A-2 Preferred stock to Series B Preferred stock. Immediately prior to the Business Combination, the Predecessor converted 633,697 shares of Series B Preferred stock, 1,576,154 shares of Series A-1 Preferred stock and 577,791 shares of Series A-2 Preferred stock to 7,238,767 shares of common stock. Also, during the year ended December 31, 2022, the Predecessor converted Convertible Notes with a principal amount of $4,636, a discount amount of $168 and accrued interest of $341 to 598,861 shares of common stock.

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

Voting power

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one voter per share on matters to be voted on by stockholders. The Charter does not provide for cumulative voting rights.

Dividends

Subject to the rights, if any, of the holders of any outstanding shares of preferred stock, under the Charter, holders of common stock will be entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion out of funds legally available therefor.

Liquidation, dissolution and winding-up

In the event of the Company’s voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the holders of the common stock will be entitled to receive an equal amount per share of all of the Company’s assets of whatever kind available for distribution to stockholders after the rights of the holders of the Preferred Stock have been satisfied and after payment or provision for payment of the Company’s debts.

Preemptive or other rights

There are no preemptive rights or sinking fund provisions applicable to the shares of the Company’s common stock.

Preferred stock

The Charter provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional, or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. The Company has no preferred stock outstanding at December 31, 2023 or 2022.

Note 13. Stock-Based Compensation Awards

Equity incentive plan - summary

2020 Omnibus Incentive Plan

The Company's Board of Directors adopted, and the shareholders approved the Predecessor's 2022 Omnibus Incentive Plan (the "Equity Incentive Plan") to provide long-term incentive for its employees and non-employee service providers. As of December 31, 2023 and 2022, 1,850,000 and 1,270,000 shares, respectively, were reserved for the issuance of stock options, RSUs, and stock awards to employees and non-employee service providers for the purchase of the Company’s common stock. The vesting of stock options is stated in each individual grant agreement, which is generally either one or four years. Options granted expire 10 years after the date of grant. There were no shares available for future grant as of December 31, 2023.

2019 Stock Incentive Plan

The Company’s Board of Directors adopted the the Predecessor’s 2019 Stock Incentive Plan (the "Stock Incentive Plan") on February 25, 2019, to provide long-term incentive for its employees and non-employee service providers. Upon the Closing, the Stock Incentive Plan was terminated, and no further awards were granted under such plan.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

However, the outstanding awards under the Stock Incentive Plan were assumed and continued in connection with the Business Combination under the provisions of the 2019 Stock Incentive Plan.

Each Predecessor Option to purchase shares of the Predecessor common stock or the Predecessor Preferred Stock (“Predecessor Option”) that was outstanding and unexercised immediately prior to the Business Combination converted into an option to purchase common stock, par value $0.0001 per share, of SeaStar Medical Holding Corporation in accordance with its terms. The increase in the number of stock options was accounted for as a modification. The incremental fair value from the stock option modification increased stock-based compensation expense by approximately $0.1 million for the year ended December 31, 2022, and increased unrecognized stock-based compensation cost by approximately $0.2 million as of December 31, 2022.

Equity incentive plan - stock options

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. Option activity for the years ended December 31, 2023 and 2022, is as follows:

2022 Omnibus Incentive Plan - Options

				Weighted
		Weighted		Average
		Average	Total	Remaining
		Exercise	Intrinsic	Contractual
($ in thousands)	Options	Price	Value	Life (Years)

Outstanding as of December 31, 2021	—	$—

Outstanding as of December 31, 2022	—	$—	$—	—

Granted	351,029	$1.84

Outstanding as of December 31, 2023	351,029	$1.84	$—	9.26

Options exercisable as of December 31, 2023	351,029	$1.84	$—	9.26

2019 Stock Incentive Plan

				Weighted
		Weighted		Average
		Average	Total	Remaining
		Exercise	Intrinsic	Contractual
($ in thousands)	Options	Price	Value	Life (Years)

Outstanding as of December 31, 2021	287,382	$2.65

Forfeited prior to merger conversion	(83,928)	$4.63
Additional options issued in merger conversion	41,338	$1.84

Outstanding as of December 31, 2022	244,792	$1.84	$751,851	7.65

Outstanding as of December 31, 2023	244,792	$—	$—	6.65

Options exercisable as of December 31, 2023	201,317	$—	$—	6.64

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

The Company recognized approximately $0.5 million and approximately $0.1 million in stock-based compensation expense in connection with options granted under the Equity Incentive Plan for the years ended December 31, 2023 and 2022. As of December 31, 2023, there was unrecognized stock-based compensation cost of approximately $0.2 million, which is expected to be recognized over a term of two years. The Company granted 351,029 options during the year ended December 31, 2023. For options granted during the year ended December 31, 2023, the weighted-average grant date fair value was $1.20 per share. No options were granted during the year ended December 31, 2022, other than the additional options issued in the Business Combination.

Stock-based compensation expense for options included in the consolidated statements of operations is as follows:

($ in thousands)
	2023	2022
Research and development	$160	$7
General and administrative	292	141
Total	$452	$148

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

Each of the Predecessor RSU that was outstanding immediately prior to the Business Combination converted into an RSU to receive common stock, par value $0.0001 per share, of SeaStar Medical Holding Corporation in accordance with its terms. The increase in the number of RSUs was accounted for as a modification. The incremental fair value from the modification increased stock-based compensation expense increased by approximately $0.1 million for the year ended December 31, 2022, and increased unrecognized stock-based compensation cost by approximately $0.4 million as of December 31, 2022.

During the year ended December 31, 2023, the Company granted 234,019 RSUs that vest one year from the grant date. At grant date, the weighted-average grant date fair value was $1.47 per share.

RSU activity for the years ended December 31, 2023 and 2022, was as follows:

2022 Omnibus Incentive Plan - RSUs

	Restricted Stock Units	Intrinsic Value
Outstanding as of December 31, 2021	—

Outstanding as of December 31, 2022	—	$—

Granted	234,019

Outstanding as of December 31, 2023	234,019	$$103,600

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

2019 Stock Incentive Plan - RSUs

	Restricted Stock Units	Intrinsic Value
Outstanding as of December 31, 2021	—

Granted	255,000
Forfeited prior to merger conversion	(7,000)
Additional RSUs issued in merger conversion	50,389

Outstanding as of December 31, 2022	298,389	$1,223,395

Vested	(205,947)

Outstanding as of December 31, 2023	92,442	$40,924

The Company recognized approximately $1.1 million and $1.2 million in stock-based compensation expense in connection with the RSUs for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was unrecognized stock-based compensation cost of approximately $0.6 million, which is expected to be recognized over a term of 1.2 years. For RSUs granted during the years ended December 31, 2023 and 2022, the weighted-average grant date fair value was $1.47 and $8.00 per share, respectively. The weighted-average fair value of the additional RSUs issued in the Business Combination conversion was $10.00 per share. During the year ended December 31, 2023, the Company issued 205,947 shares of common stock for vested RSUs. No RSUs vested during the year ended December 31, 2022.

Stock-based compensation expense for RSUs included in the consolidated statements of operations is as follows:

($ in thousands)
	2023	2022
Research and development	$199	$89
General and administrative	868	1,074
Total	$1,067	$1,163

Equity incentive plan - stock awards

During the year ended December 31, 2023, as part of the Company's efforts to conserve cash, the Company issued 1,090,947 fully vested stock awards in lieu of cash to cover a portion of certain employees' regular compensation due to them. The fair value was based on the price of the Company's stock at the date of grant of approximately $0.4 million.

Stock-based compensation expense for the stock awards included in the consolidated statements of operations is as follows:

($ in thousands)
	2023	2022
Research and development	$124	$—
General and administrative	287	—
Total	$411	$—

Note 14. Commitments and Contingencies

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

License and distribution agreement

On December 27, 2022, the Company entered into a license and distribution agreement (“License Agreement”) with a distributor, appointing the distributor as the exclusive distributor to promote, advertise, market, distribute and sell the Selective Cytopheretic Device (“SCD”) in the United States. The Company received an upfront payment of $0.1 million on January 3, 2023. If the Company does not receive written authorization to market the SCD, prior to the first anniversary of the effective date, the Company will repay the $0.1 million. The Company shall also receive milestone payments in the amounts of approximately $0.5 million and $0.4 million for obtaining FDA approval and for selling the first sixty units to any third parties. The term of the agreement is three years. The license agreement was amended in December 2023, removing the potential to require refund of the $0.1 million up-front payment by licensee to the Company, while extending certain milestone payment owed to the Company upon certain regulatory achievements.

Lease agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was approximately $32 thousand for the years ended December 31, 2023 and 2022.

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

The stockholder’s counsel thereafter demanded that the Company pay counsel fees for the purported benefit conferred upon the Company’s shareholders by causing the Company to withdraw the allegedly invalid proposal to increase the authorized shares of common stock. The Company paid approximately $0.2 million for a legal settlement during the year ended December 31, 2023.

Note 15. Fair Value Measurements

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

The fair value of the forward option on prepaid forward contracts, convertible notes, and the warrants liability is classified as Level 3 in the fair value hierarchy.

Fair Value Measurement Hierarchy

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

The following table presents the Company's financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022, by level withing the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets or goodwill which can require non-recurring measurements for impairment.

		Fair Value Measurements at December 31, 2023
	Fair Value at December 31, 2023	(Level 1)		(Level 2)		(Level 3)
Liabilities:
Convertible notes	4,179	—		—		4,179
Liability classified warrants	2,307	—		—		2,307
	$6,486	—		—		$6,486

		Fair Value Measurements at December 31, 2022
	Fair Value at December 31, 2022	(Level 1)		(Level 2)		(Level 3)
Liabilities:
Forward purchase agreement derivative liability	10,211	—	—	—	—	10,211
Liability classified warrants	587	—	—	—		587
Total	$10,798	—		—		$10,798

Summary of Level 3 Input Changes

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the years ended December 31, 2023 and 2022 (in thousands):

	Forward Purchase
	Agreement			Notes Payable
	Derivative		Liability Classified
Level 3 Rollforward	Liability	Convertible Notes	Warrants	Derivative Liability
Balance January 1, 2022	$—	$—	$—	$(526)
Additions	—	—	11,450	(52)
Changes in fair value	10,211	—	(10,863)	(602)
Reclassified to additional paid-in capital	—	—	—	1,180
Balance December 31, 2022	10,211	—	587	—
Additions	—	4,855	3,325	—
Payments	—	(400)	—	—
Shares issued as payments	(11,519)	(10,411)	—	—
Changes in fair value	1,308	5,380	(545)	—
Warrant expense	—	4,949	—	—
Warrants exercised	—	—	(1,060)	—
Shares issued as maturity consideration	—	—	—	—
Balance December 31, 2023	$—	$4,373	$2,307	$—

Level 3 Inputs

For assets or liabilities for which the Company is required to remeasure the fair value on a recurring basis at each reporting date, generally the Company is required to disclose certain quantitative data related to the inputs used at the most

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

recent reporting period date. However, for those assets or liabilities for which the Company has elected to take the FVO in accordance with ASC 825, Financial Instruments, then such quantitative disclosures are not required.

Liability Classified Warrants

Significant assumptions used in valuing warrants which require liability classification were as follows as of December 31, 2023, December 31, 2022, and October 28, 2022 (the Merger date).

The liability classified warrants as of December 31, 2023, include three classes of warrants, and therefore, the range of assumptions used has been provided. Prior to the 2023 fiscal years, only the Private Placement and PIPE warrants were outstanding, with each having terms such that the valuation assumptions identical.

	December 31,
	2023
	Minimum	Maximum
Expected volatility	85.00%	90.00%
Equivalent term	4.04	4.65
Risk-free rate	3.84%	3.90%
Dividend yield	0.00%	0.00%
Stock price	$0.44	$0.44
Strike price	$0.50	$11.50

December 31,
2022
Expected volatility	25.00%
Equivalent term	4.86
Risk-free rate	4.00%
Dividend yield	0.00%
Stock price	$4.37
Strike price	$11.50

Due to the impact of the Company's decision that certain of its warrants should be liability classified, and the impact that such a change in conclusion has on the Company's financial statements, the Company has provided the valuation assumptions as of the Merger date when the liability classified warrants were originally measured and recognized.

October 28,
2022
Expected volatility	25.00%
Equivalent term	4.94
Risk-free rate	4.20%
Liquidity discount (*)	1.00%
Dividend yield	0.00%
Stock price	$8.90
Strike price	$11.50

(*) - The liquidity discount was necessary for the initial valuation of the Private and Pipe warrants due to a 30 day trading restriction immediately post-Merger.

Forward Purchase Agreement

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Significant assumptions used in valuing the Forward Purchase Agreement were as follows for the year ended December 31, 2022. The Forward Purchase Agreement was terminated during the fiscal year ended December 31, 2023, and no longer existed as of December 31, 2023.

December 31,
2022
Expected volatility	80.00%
Equivalent term	2.83
Risk-free rate	4.25%

Note 16. Income Taxes

The Company recorded approximately $4 thousand and $1 thousand of current income tax expense for the years ended December 31, 2023 and 2022, respectively.

The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Federal tax at statutory rate	21.00%	21.00%
State income tax	3.26%	4.41%
R&D tax credit	0.65%	0.00%
Meals and entertainment	0.00%	-0.02%
Stock compensation expense	-0.26%	-0.20%
Interest on convertible notes	-0.87%	-1.07%
Unrealized gains and losses, net, for liability classified derivatives	-6.11%	0.10%
Change in fair value of convertible notes and related warrants	-3.93%	0.00%
Adjustment to prior period federal deferred tax assets	4.55%	0.00%
Non-deductible expenses	-0.02%	0.00%
Other	0.00%	0.56%
Change in valuation allowance	-18.27%	-24.78%
Total effective income tax rate	0.00%	0.00%

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Significant components of deferred tax assets for federal and state income taxes were as follows:

	December 31,	December 31,
($ in thousands)	2023	2022
Deferred tax assets:
Net operating losses	$21,911	$18,627
Finance charges and origination fees	602	1,028
Accrued compensation	232	130
Stock-based compensation	83	311
Section 174 research and development capitalization	1,642	434
Capitalized start-up fees	231	—
Tax credits	903	715
Total deferred tax assets	25,604	21,245
Valuation allowance	(25,604)	(21,245)
Net deferred tax assets	$—	$—

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2023 and 2022, the net increase in the valuation allowance was approximately $4.8 million and $5.6 million, respectively.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $106.5 million and $82.3 million, respectively, of which approximately $53.7 million of federal net operating loss carryforwards post 2017 will be carried forward indefinitely. The remaining $52.8 million of federal net operating loss carryforwards begin expiring in 2027. The Company also had approximately $47.7 million of state (Colorado, California, and Florida) net operating loss carryforwards, which will begin expiring in 2039. The Company has not used any net operating loss carryforwards to date.

The Company had federal energy credit carryforwards of approximately $0.6 million as of December 31, 2023 and 2022, which will expire starting in 2027 if not utilized. The Company has federal research and development credit carryforwards of approximately $0.3 million and $0.1 million as of December 31, 2023 and 2022, respectively, which will expire starting in 2042 if not utilized.

Pursuant to Internal Revenue Code ("IRC") Sections 382 and 383, the Company's ability to use net operating loss ("NOL") and research tax credit carryforwards to offset future taxable income may be limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of NOL and research tax credit carryforwards available to offset future taxable income and income tax liabilities in future years may be significantly restricted or eliminated. Further, deferred tax assets associated with such NOLs, and research tax credits could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, the 2019 to 2023 tax years remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement.

Uncertain Tax Benefits

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. The Company had no uncertain tax benefits as of December 31, 2023 and 2022. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months as of December 31, 2023.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Note 17. Net Loss Per Share

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

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	2023	2022
Public Stockholders' warrants	10,350,000	10,350,000
Private Placement warrants	5,738,000	5,738,000
PIPE Investor warrants	700,000	700,000
Convertible Note warrants	2,662,334	—
Predecessor Warrants	69,714	69,714
Options to purchase common stock	504,457	244,792
Unvested restricted stock units	256,525	298,389
Total	20,281,030	17,400,895

Net loss per share is calculated using the shares in connection with the Business Combination and related transactions, assuming the shares were outstanding since January 1, 2022. As the Business Combination and related transactions are being reflected as if they had occurred at the beginning of the period presented, the calculation of weighted-average shares outstanding for basic and diluted net loss per share assumes that the shares issued in connection with the Business Combination have been outstanding for the entire period presented. The calculation of weighted-average shares outstanding for basic and diluted net loss per share for the year ended December 31, 2022 has been retroactively restated to give effect to the Business Combination.

	2023	2022
Net loss	$(26,232)	$(12,190)
Weighted-average shares outstanding - basic
and diluted	21,670,330	8,211,256
Basic and diluted net loss per share	$(1.21)	$(1.48)

Note 18. Subsequent Events

Investor D Convertible Notes and Warrant Activity

During the subsequent months after December 31, 2023 and up to the date of the filing of this Form 10-K, the following transactions occurred between the Company and Investor D:

•
In January 2024, the Company made principal and interest payments on a portion of the Third Investor D Note, which included accelerated payments, through equity conversions. Investor D elected to convert the conversion amount (as defined by the Investor D Convertible Notes) into shares of common stock of the Company. The

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

Company converted approximately $0.9 million principal and accrued interest into approximately 2.4 million shares of common stock.
•
On January 24, 2024, Investor D exercised 765,620 warrants from the Investor D Letter Agreement Warrants at an exercise price of $0.20 per warrant, for proceeds of approximately $0.2 million.
•
In February 2024, Investor D exercised 2,500,000 warrants from the Letter Agreement Warrants at an exercise price of $0.20 per warrant for proceeds of approximately $0.7 million.
•
The Company completed Additional Closings related to the Second Amendment to the Investor D SPA on January 12, 2024 and January 24, 2024, issuing notes in principal amounts of $0.3 million and $0.8 million, respectively (the "Fifth Investor D Note" and "Sixth Investor D Note", collectively called the "2024 Investor D Notes"). The 2024 Investor D Notes mature on April 12, 2025 and April 24, 2025, respectively. The 2024 Investor D Notes have an initial conversion price of $0.56 per share and are convertible into shares of common stock beginning on the earlier of June 11, 2024 (or earlier upon mutual written agreement of the Company and the purchaser), or the date of an event of default, as defined in the note. The Company also issued warrants to purchase up to 131,927 and 395,781 shares of common stock, respectively, with an exercise price of $0.56 per share, and an additional warrants to purchase up to 131,927 and 395,781 shares of common stock, respectively, with an exercise price of $0.56 per share.
•
In February 2024, the Company made principal and interest payments on the entire unpaid principal and accrued interest to both the 2024 Investor D Notes. which included accelerated payments, through equity conversions. Investor D elected to convert the conversion amount (as defined by the Investor D Convertible Notes) into shares of common stock of the Company. The Company converted approximately $1.5 million in principal and accrued interest into approximately 3.6 million shares of common stock.
•
As a result of the Investor E 2024 Offering in January 30, 2024 (see below), certain of the Investor D Warrants with strike prices above $0.8302, which was the offering price for the January 30, 2024 Investor E Offering, were lowered to $0.8302 due to certain down-round terms included in the Investor D Warrants.

Investor E 2024 Offering

On January 30, 2024, the Company offered 6,304,545 shares of common stock and pre-funded warrants to purchase 4,536,216 shares of common stock directly to a single institutional investor through a prospectus supplement. The per share offering price of the shares is $0.8302 and the offering price per pre-funded warrant is $0.8301. In a concurrent private placement, the Company also offered the institutional investor series A common warrants to purchase an aggregate of up to 10,840,761 shares of common stock and series B common warrants to purchase an aggregate of up to 5,420,381 shares of common stock, each at an exercise price of $0.8302 per share. The warrants will be immediately exercisable. The series A common warrants expire after 5 years and the series B common warrants expire after 1 year. Both series A and B warrants require shareholder approval to issue.

Termination of the Equity Line of Credit Purchase Agreement

On February 15, 2024, the Company and Tumim agreed by mutual consent and pursuant to its terms to terminate the Purchase Agreement, whereby Tumim had committed to purchasing up to $100 million of the Company's common stock, effective immediately.

FDA Approval for Humanitarian Device Exemption

On February 22, 2024, the Company issued a press release announcing that the U.S. Food and Drug Administration granted to the Company a Humanitarian Device Exemption Approval Order to the Selective Cytopheretic Device Pediatric for use in children weighing 10 kilograms or more with acute kidney injury and sepsis or with a septic condition on continuous kidney replacement therapy in the hospital intensive care unit.

Appointment of Chief Financial Officer

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

As previously disclosed on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 10, 2024, the Company announced that, the Board of Directors (the “Board”) of the Company appointed David Green, age 61, as the Company’s Chief Financial Officer, effective as of January 10, 2024.

Nasdaq Notice of Compliance - Market Value Rule

On February 26, 2024, the Company received notification from the Nasdaq Listing Qualifications staff that the Company had regained compliance with the market value of listed securities requirement in Nasdaq Listing Rule 5550(b)(2) (the "Market Value Rule").

Nasdaq Notice of Temporary Exception - Minimum Bid Price Rule

As previously disclosed on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 6, 2024, that the Company received a letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) granting the Company a temporary exception until June 24, 2024, subject to certain milestones, to regain compliance with the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions.

In response to such deficiency letters, the Company timely submitted a hearing request before the Nasdaq Hearings Panel, and also provided the Nasdaq Hearings Panel with a plan to regain compliance, which plan included conducting a reverse stock split of the Company’s Common Stock if necessary, no later than June 7, 2024, to regain compliance with the Minimum Bid Price Rule.

The Company intends to monitor the closing bid price of its Common Stock and consider available options if its Common Stock does not trade at a level likely to result in the Company’s regaining compliance with the Minimum Bid Price Rule by June 24, 2024. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Rule or that the Company will otherwise be or remain in compliance with the other applicable Nasdaq listing standards.

Paydown of the Senior Secured LMFAO Note Payable

In January 2024, the Company paid down, in full, the entire approximately $1.1 million of principal and accrued and unpaid interest owed on the senior secured LMFAO note payable. No further obligations, terms or features otherwise remain outstanding and this note payable no longer exists.

19. Restatement of Quarterly Unaudited Results

The financial results data, presented on a quarterly basis for the following interim periods: (i) three months ending March 31, 2023, (ii) three- and six-months ended June 30, 2023, and (iii) three- and nine-months ended September 30, 2023, are unaudited. This data has been prepared in accordance with US GAAP for interim financial information and, in the opinion of the Company, reflect all adjustments necessary for a fair statement of the results of operations for the periods presented.

See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for further information. The year-ended December 31, 2023, was not subject to restatement, and is presented in Part 1 of Item 8. Financial Statements.

Consolidated Statements of Operations by Quarter

The following represents the Company's consolidated statements of operations by quarter for the interim periods of fiscal year 2023 (in thousands):

	2023
	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023
Operating expenses
Research and development	$1,087	$1,981	$1,730
General and administrative	1,855	1,769	2,851
Total operating expenses	2,942	3,750	4,581

Loss from operations	(2,942)	(3,750)	(4,581)

Other income (expense), net
Interest expense	(224)	(225)	(433)
Change in fair value of convertible notes	(291)	(100)	100
Change in fair value of forward purchase agreement derivative liability	—	910	(2,218)
Change in fair value of liability classified warrants	1,025	723	36
Loss on extinguishment of convertible notes	(4,949)	—	—
Other income	149	—	—
Total other income (expense), net	(4,290)	1,308	(2,515)

Loss before provision for income taxes	(7,232)	(2,442)	(7,096)

Provision for income taxes	—	5	—

Net loss	$(7,232)	$(2,447)	$(7,096)
Net loss per share of common stock, basic and diluted	$(0.36)	$(0.16)	$(0.54)
Weighted-average shares outstanding, basic and diluted (1)	20,048,473	14,932,866	13,025,852

(1) Retrospectively restated to give effect to the reverse recapitalization

Consolidated Balance Sheets for Quarters Ended March 31, 2023, June 30, 2023, and September 30, 2023

The following tables present a reconciliation of the Company's consolidated balance sheets as previously reported to the restated amounts as of March 31, 2023, June 30, 2023, and September 30, 2023.

	March, 31 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref.
ASSETS
Current assets
Cash	$725	$—	$725
Other receivables	—	—	—
Prepaid expenses	2,659	(1,178)	1,481	1,6
Total current assets	3,384	(1,178)	2,206
Other assets	2	1,439	1,441	6
Total assets	$3,386	$261	$3,647
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,022	$—	$3,022
Accrued expenses	1,531	261	1,792	1
Contingent upfront payment for license agreement	100	—	100
Notes payable, net of deferred financing costs	493	—	493
Convertible notes, current portion	2,390	—	2,390
Forward purchase agreement derivative liability	—	12,429	12,429	3
Liability classified warrants	500	551	1,051	2
Total current liabilities	8,036	13,241	21,277
Notes payable, net of deferred financing costs	5,745	-	5,745
Forward option-prepaid forward contracts, net	489	(489)	-	3
Total liabilities	14,270	12,752	27,022
Commitments and contingencies (see Note 13)
Stockholders' deficit
Common stock - $0.0001 par value per share;	1	—	1
Additional paid-in capital	93,702	(21,480)	72,222	4
Accumulated deficit	(104,587)	8,989	(95,598)	5
Total stockholders' deficit	(10,884)	(12,491)	(23,375)
Total liabilities and stockholders' deficit	$3,386	$261	$3,647

	June, 30 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
ASSETS
Current assets
Cash	$13	$—	$13
Other receivables	—	—	—
Prepaid expenses	2,319	(1,099)	1,220	1,6
Total current assets	2,332	(1,099)	1,233
Forward option-prepaid forward contracts, net	—	—	—
Other assets	2	1,360	1,362	6
Total assets	$2,334	$261	$2,595
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,355	$—	$4,355
Accrued expenses	1,095	261	1,356	1
Contingent upfront payment for license agreement	100	—	100
Notes payable, net of deferred financing costs	5,907	—	5,907
Convertible notes, current portion	2,230	—	2,230
Liability classified warrants	95	308	403	2
Total current liabilities	13,782	569	14,351
Total liabilities	13,782	569	14,351
Commitments and contingencies (see Note 13)
Stockholders' deficit
Common stock - $0.0001 par value per share;	2	—	2
Additional paid-in capital	96,806	(10,519)	86,287	4
Accumulated deficit	(108,256)	10,211	(98,045)	5
Total stockholders' deficit	(11,448)	(308)	(11,756)
Total liabilities and stockholders' deficit	$2,334	$261	$2,595

	September, 30 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
ASSETS
Current assets
Cash	$73	$—	$73
Other receivables	—	—	—
Prepaid expenses	2,172	(1,020)	1,152	1,6
Total current assets	2,245	(1,020)	1,225
Other assets	2	1,281	1,283	6
Total assets	$2,247	$261	$2,508
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,042	$—	$5,042
Accrued expenses	1,481	267	1,748	1
Contingent upfront payment for license agreement	100	—	100
Convertible notes, current portion	4,405	—	4,405
Liability classified warrants	1,400	108	1,508	2
Total current liabilities	12,428	375	12,803
Notes payable, net of deferred financing costs	5,722	-	5,722
Total liabilities	18,150	375	18,525
Commitments and contingencies (see Note 13)
Stockholders' deficit
Common stock - $0.0001 par value per share;	3	—	3
Additional paid-in capital	99,776	(10,519)	89,257	4
Accumulated deficit	(115,682)	10,405	(105,277)	5
Total stockholders' deficit	(15,903)	(114)	(16,017)
Total liabilities and stockholders' deficit	$2,247	$261	$2,508

Tickmark explanations for the reconciliation of the original to the restated quarterly balance sheets for 2023:

1.
Accrual for certain unpaid demand deposits relating to a clinical trial services agreement not recognized at March 31, 2023, June 30, 2023, or September 30, 2023.
2.
Recognition of the fair value of certain warrants which were originally classified as equity at the October 28, 2022, Merger, but which upon further consideration were determined to be liability classified.
3.
Impacting the balance sheet at March 31, 2023, only, this is comprised of the following: (i) recognition of the stand-alone fair prepaid forward purchase agreement derivative liability related to certain settlement features, which originally were netted with an note receivable asset that was later to be determined to be a subscription receivable. However, certain embedded features related to the prepaid forward purchase agreement, including (i) a forward purchase agreement to purchase remaining unsold shares of the Company's stock for $10.37 per share, and (ii) certain additional settlement features that require the Company to pay an addition $2.50 per remaining unsold shares or additional cash consideration in the event the Company's common stock is delisted.

4.
Impact from accumulative combination of (i) derecognition of the asset portion of the prepaid forward purchase agreement into equity, offset by (ii) recognition as a liability certain warrants of the Company that were initially classified into equity for all periods since October 28, 2022.
5.
Accumulative impact to the Company's accumulated deficit as a result of all of the above adjustments since October 28, 2022 through to each reporting period balance sheet date.
6.
Reclass of certain prepaid insurance contracts with terms in excess of one year from the balance sheet date.

Consolidated Statements of Operations for the Three Months Ended March 31, 2023, Three-and Six-Months Ended June 30, 2023, and Three- and Nine-Months Ended September 30, 2023

The following tables present a reconciliation of the Company's consolidated statements of operations as previously reported to the restated amounts for the following periods:

•
Three-months ended March 30, 2023
•
Three- and six-months ended June 30, 2023
•
Three- and nine-months ended September 30, 2023

		Three Months Ended
		March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
Operating expenses
Research and development	$1,784	$(54)	$1,730	1
General and administrative	2,797	54	2,851	1
Total operating expenses	4,581	—	4,581

Loss from operations	(4,581)	—	(4,581)

Other income (expense), net
Interest expense	(433)	—	(433)
Change in fair value of convertible notes	100	—	100
Change in fair value of forward purchase agreement derivative liability	(1,654)	(564)	(2,218)	2
Change in fair value of liability classified warrants	—	36	36	3
Gain (loss) on sale of recycled shares	1,306	(1,306)	-	4
Total other income (expense), net	(681)	(1,834)	(2,515)

Loss before provision for income taxes	(5,262)	(1,834)	(7,096)

Provision for income taxes	—	—	—

Net loss	$(5,262)	$(1,834)	$(7,096)
Net loss per share of common stock, basic and diluted	$(0.40)	$(0.14)	$(0.54)
Weighted-average shares outstanding, basic and diluted (1)	13,025,852	13,025,852	13,025,852

(1) Retrospectively restated to give effect to the reverse recapitalization

		Three Months Ended
		June 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
Operating expenses
Research and development	$2,007	$(26)	$1,981	1
General and administrative	1,743	26	1,769	1
Total operating expenses	3,750	—	3,750

Loss from operations	(3,750)	—	(3,750)

Other income (expense), net
Interest expense	(225)	—	(225)
Change in fair value of convertible notes	(100)	—	(100)
Change in fair value of forward purchase agreement derivative liability	(69)	979	910	2
Change in fair value of liability classified warrants	480	243	723	3
Total other income (expense), net	86	1,222	1,308

Loss before provision for income taxes	(3,664)	1,222	(2,442)

Provision for income taxes	5	—	5

Net loss	$(3,669)	$1,222	$(2,447)
Net loss per share of common stock, basic and diluted	$(0.25)	$0.08	$(0.16)
Weighted-average shares outstanding, basic and diluted (1)	14,932,866	14,932,866	14,932,866

(1) Retrospectively restated to give effect to the reverse recapitalization

		Six Months Ended
		June 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
Operating expenses
Research and development	$3,791	$(80)	$3,711	1
General and administrative	4,540	80	4,620	1
Total operating expenses	8,331	—	8,331

Loss from operations	(8,331)	—	(8,331)

Other income (expense), net
Interest expense	(658)	—	(658)
Change in fair value of forward purchase agreement derivative liability	(1,723)	415	(1,308)	2
Change in fair value of liability classified warrants	480	279	759	3
Gain (loss) on sale of recycled shares	1,306	(1,306)	—	4
Total other income (expense), net	(595)	(612)	(1,207)

Loss before provision for income taxes	(8,926)	(612)	(9,538)

Provision for income taxes	5	-	5

Net loss	$(8,931)	$(612)	$(9,543)
Net loss per share of common stock, basic and diluted	$(0.64)	$(0.04)	$(0.68)
Weighted-average shares outstanding, basic and diluted (1)	13,984,625	13,984,625	13,984,625

(1) Retrospectively restated to give effect to the reverse recapitalization

		Three Months Ended
		September 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
Operating expenses
Research and development	$1,107	$(20)	$1,087	1
General and administrative	1,829	26	1,855	1
Total operating expenses	2,936	6	2,942

Loss from operations	(2,936)	(6)	(2,942)

Other income (expense), net
Interest expense	(224)	—	(224)
Change in fair value of convertible notes	(291)	—	(291)
Change in fair value of liability classified warrants	825	200	1,025	4
Loss on extinguishment of convertible notes	(4,949)	—	(4,949)
Other income	149	—	149
Total other income (expense), net	(4,490)	200	(4,290)

Loss before provision for income taxes	(7,426)	194	(7,232)

Provision for income taxes	—	—	—

Net loss	$(7,426)	$194	$(7,232)
Net loss per share of common stock, basic and diluted	$(0.37)	$0.01	$(0.36)
Weighted-average shares outstanding, basic and diluted (1)	20,048,473	20,048,473	20,048,473

		Nine Months Ended
		September 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
Operating expenses
Research and development	$4,898	$(100)	$4,798	1
General and administrative	6,369	106	6,475	1
Total operating expenses	11,267	6	11,273

Loss from operations	(11,267)	(6)	(11,273)

Other income (expense), net
Interest expense	(882)	-	(882)
Change in fair value of convertible notes	(291)	-	(291)
Change in fair value of forward option-prepaid forward contracts	(1,723)	415	(1,308)	2
Change in fair value of warrants liability	1,305	479	1,784	3
Loss on extinguishment of convertible notes	(4,949)	—	(4,949)
Gain (loss) on sale of recycled shares	1,306	(1,306)	-	4
Other income	149	—	149
Total other income (expense), net	(5,085)	(412)	(5,497)

Loss before provision for income taxes	(16,352)	(418)	(16,770)

Provision for income taxes	5	—	5

Net loss	$(16,357)	$(418)	$(16,775)
Net loss per share of common stock, basic and diluted	$(1.02)	$(0.03)	$(1.05)
Weighted-average shares outstanding, basic and diluted (1)	16,028,118	16,028,118	16,028,118

(1) Retrospectively restated to give effect to the reverse recapitalization

Tickmark Explanations for the reconciliation from the original to the restatement quarterly statements of operations for interim periods previously reported in the fiscal year 2023.

1.
Presentation reclass of legal fees previously presented as components of research and development into general and administrative to conform with US GAAP.
2.
Result of the derecognition of the asset components to the prepaid forward purchase agreement, which was originally accounted for akin to a note receivable. However, upon further analysis, the nature of the receivable was more akin to a subscription receivable, and accordingly, recognized to equity at the October 28, 2022, Merger date. Result of the decline in fair value of the prepaid forward purchase option derivative liability. Certain embedded features related to the prepaid forward purchase agreement, including (i) a forward purchase agreement to purchase remaining unsold shares of the Company's stock for $10.37 per share, and (ii) certain additional settlement features that require the Company to pay an addition $2.50 per remaining unsold shares or additional cash consideration in the event the Company's common stock is delisted.
3.
Result of the decline in the warrants derivative liability for the Company's Private Placement Warrants and PIPE Warrants (see Footnote 11), that were originally classified as components of equity. However, once it was determined that these warrants required liability classification, the warrants were required to be remeasured at each reporting period date, and the changes in fair value recognized as a component of earnings.

4.
Related to the determination that the asset portion of the prepaid forward purchase agreement was more akin to a subscription receivable for an issuer's own equity, any proceeds from the sale of the Recycled Shares under the prepaid forward purchase agreement can not result in any gain or loss. Any proceeds received by the Company for the sale of these shares should be accounted for akin to the accounting for any sale of the Company's shares in an offering or other issuance, with the proceeds merely recognized to additional paid-in-capital.

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023, Six-Months Ended June 30, 2023, and Nine-Months Ended September 30, 2023

The following tables present a reconciliation of the Company's consolidated statements of cash flows as previously reported to the restated amounts for the following periods:

•
Three-months ended March 30, 2023
•
Six-months ended June 30, 2023
•
Nine-months ended September 30, 2023

No adjustments to supplemental cash flow information was impacted by these adjustments, and accordingly, were omitted to reduce complexity of this disclosure

		Three Months Ended
		March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
Cash flows from operating activities
Net loss	$(5,262)	$(1,834)	$(7,096)	1
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	4	—	4
Change in the fair value of the forward purchase agreement derivative liability	1,654	564	2,218	2
Change in fair value of liability classified warrants	—	(36)	(36)	3
Change in fair value of convertible notes	(100)	—	(100)
(Gain) loss on sale of recycled shares	(1,306)	1,306	—	4
Stock-based compensation	505	—	505
Changes in operating assets and liabilities
Other receivables	12	—	12
Prepaid expenses and other	318	—	318
Accounts payable	1,095	—	1,095
Accrued expenses	786	—	786
Net cash used in operating activities	(2,294)	—	(2,294)

Cash flows from financing activities
Proceeds from issuance of convertible notes	3,000	—	3,000
Payment of convertible notes	(10)	—	(10)
Proceeds from issuance of shares	1,108	—	1,108
Payment of commitment fee - equity line of credit	(500)	—	(500)
Proceeds from sale of recycled shares	1,870	—	1,870
Proceeds from notes payable	100	—	100
Payment of notes payable	(2,596)	—	(2,596)
Net cash provided by financing activities	2,972	—	2,972

Net increase (decrease) in cash	678	—	678

Cash, beginning of period	47	—	47

Cash, end of period	$725	$—	$725

		Six Months Ended
		June 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
Cash flows from operating activities
Net loss	$(8,931)	$(612)	$(9,543)	1
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	23	—	23
Change in the fair value of the forward purchase agreement derivative liability	1,723	(415)	1,308	2
Change in fair value of liability classified warrants	(480)	(279)	(759)	3
(Gain) loss on sale of recycled shares	(1,306)	1,306	—	4
Stock-based compensation	1,060	—	1,060
Changes in operating assets and liabilities
Other receivables	12	—	12
Prepaid expenses and other	658	—	658
Accounts payable	2,428	—	2,428
Accrued expenses	350	—	350
Net cash used in operating activities	(4,463)	—	(4,463)

Cash flows from financing activities
Proceeds from issuance of convertible notes	5,000	—	5,000
Payment of convertible notes	(258)	—	(258)
Proceeds from issuance of shares	1,163	—	1,163
Payment of commitment fee - equity line of credit	(500)	—	(500)
Proceeds from sale of recycled shares	1,870	—	1,870
Proceeds from notes payable	100	—	100
Payment of notes payable	(2,946)	—	(2,946)
Net cash provided by financing activities	4,429	—	4,429

Net increase (decrease) in cash	(34)	—	(34)

Cash, beginning of period	47	—	47

Cash, end of period	$13	$—	$13

	Nine Months Ended
	September 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	Ref
Cash flows from operating activities
Net loss	$(16,357)	$(418)	$(16,775)	1
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	37	—	37
Change in fair value of convertible notes	291	—	291
Change in the fair value of the forward purchase agreement derivative liability	1,723	(415)	1,308	2
Change in fair value of liability classified warrants	(1,305)	(479)	(1,784)	3
(Gain) loss on sale of recycled shares	(1,306)	1,306	—	4
Loss on extinguishment of convertible notes	4,949	—	4,949
Stock-based compensation	1,544	—	1,544
Changes in operating assets and liabilities
Other receivables	12	—	12
Prepaid expenses and other	805	—	805
Accounts payable	3,115	—	3,115
Accrued expenses	692	6	698	5
Net cash used in operating activities	(5,800)	—	(5,800)

Cash flows from financing activities
Proceeds from issuance of convertible notes	6,500	—	6,500
Payment of convertible notes	(282)	—	(282)
Proceeds from issuance of shares	1,283	—	1,283
Payment of commitment fee - equity line of credit	(500)	—	(500)
Proceeds from sale of recycled shares	1,870	—	1,870
Proceeds from notes payable	100	—	100
Payment of notes payable	(3,145)	—	(3,145)
Net cash provided by financing activities	5,826	-	5,826

Net increase (decrease) in cash	$26	$—	$26

Cash, beginning of period	$47	$—	$47

Cash, end of period	$73	$—	$73

Tickmark explanations for the reconciliation of the original to the restated quarterly balance sheets for 2023:

1.
Cumulative impact to the Company's Statement of Operations as a result of all of the adjustments which impacted the Statement of Operations Net Loss for each Statement of Cash Flows Presented.
2.
Result of the (i) derecognition of the asset portion of the prepaid forward purchase agreement, which after further consideration, was determined to be a subscription receivable on the Company's own common stock, and (ii) Result of the change in fair value of prepaid forward purchase agreement derivative liability related to settlement features embedded within the agreement for each cash period presented. Accordingly, the asset was derecognized, the original value at the Merger date classified as a component of equity. The prepaid forward purchase agreement was fully settled in June 2023.
3.
Result of the decline in the warrants derivative liability for the Company's Private Placement Warrants and PIPE Warrants (see Footnote 11), that were originally classified as components of equity. However, once it was determined that these warrants required liability classification, the warrants were required to be remeasured at each reporting period date, and the changes in fair value recognized as a component of earnings.

4.
Related to the determination that the asset portion of the prepaid forward purchase agreement was more akin to a subscription receivable for an issuer's own equity, any proceeds from the sale of the Recycled Shares under the prepaid forward purchase agreement can not result in any gain or loss. Any proceeds received by the Company for the sale of these shares should be accounted for akin to the accounting for any sale of the Company's shares in an offering or other issuance, with the proceeds merely recognized to additional paid-in-capital.
5.
To reflect certain unaccrued marketing fees as of September 30, 2023.

Consolidated Statements of Changes in Stockholders' Deficit for the each of the three-months ended March 31, 2023, June 30, 2023, and September 30, 2023

The following tables present a reconciliation of the Company's consolidated statements of cash flows as previously reported to the restated amounts for the following periods:

•
Three-months ended March 30, 2023
•
Three-months ended June 30, 2023
•
Three-months ended September 30, 2023

		Stockholders' Deficit
		Common Shares		Additional	Accumulated	Stockholders'
(amounts in thousands, except per share amounts)	Ref	Shares (1)	Amount	Paid-In Capital	Deficit	Deficit
Balance - January 1, 2023 (As Restated)		12,699,668	$1	67,739	(88,502)	(20,762)
Issuance of shares - equity line of credit		378,006	—	1,108	—	1,108
Issuance of shares - commitment fee for equity line of credit		218,842	—	1,000	—	1,000
Issuance of shares - prepaid forward contracts (As Revised)	1,2	—	—	1,870	—	1,870
Stock-based compensation		—	—	505	—	505
Net loss (As Revised)	4	—	—	—	(7,096)	(7,096)
Balance - March 31, 2023 (As Restated)		13,296,516	$1	$72,222	$(95,598)	$(23,375)
Issuance of shares - equity line of credit		26,996	—	55	—	55
Issuance of shares - conversion of convertible notes		3,088,167	1	1,936	—	1,937
Issuance of shares - vesting of RSUs		153,405	—	—	—	—
Issuance of shares - prepaid forward contracts		1,096,972	—	—	—	-
Forward Purchase Agreement Derivative Liability	3	—	—	11,519	—	11,519
Stock-based compensation		459,185	—	555	—	555
Net loss (As Revised)	4	—	—	—	(2,447)	(2,447)
Balance - June 30, 2023 (As Restated)		18,121,241	$2	$86,287	$(98,045)	$(11,756)
Issuance of shares - equity line of credit		234,579	—	120	—	120
Issuance of shares - commitment fee for equity line of credit		—	—	—	—	—
Issuance of shares - conversion of convertible notes		8,432,517	1	2,410	—	2,411
Issuance of shares - exercise of warrants		—	—	—	—	—
Issuance of shares - vesting of RSUs		32,839	—	—	—	—
Issuance of shares - prepaid forward contracts		—	—	—	—	—
Stock-based compensation		379,914	—	440	—	440
Net loss (As Revised)	4	—	—	-	(7,232)	(7,232)
Balance - September 30, 2023 (As Restated)		27,201,090	3	$89,257	$(105,277)	$(16,017)

Tickmark explanations for the reconciliation of the original to the restated quarterly statements of stockholders deficit are as follows:

1.
Includes the reversal of the gain on sale of recycled shares, and classify proceeds as merely increase in additional paid-in-capital

2.
Includes the reversal of the final derecognition of the prepaid forward purchase agreement asset, which was adjusted to reflect that the receivable component of the agreement reflected a subscription receivables on the Company's own equity.
3.
Recognition of subscription receivable in the form of the prepaid forward purchase agreement. The prepayment is considered under US GAAP, to be effectively a loan to shareholders, while the related forward purchase agreement and any related obligations are accounted for separately
4.
Cumulative impact to the Company's Statement of Operations as a result of all of the adjustments which impacted the Statement of Operations for each Statement of Cash Flows Presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

As discussed elsewhere in this report, we completed the Business Combination on October 28, 2022. Prior to the Business Combination, the Predecessor was a private company and therefore its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Identification of Material Weaknesses

In the course of preparing the consolidated financial statements that are included in this Annual Report, the Company has identified material weaknesses in its internal controls over financial reporting as of December 31, 2023, which relates to a deficiency in the design and operation of its financial accounting and reporting controls (See Note 3 and Note 19). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company identified deficiencies in internal controls over financial reporting which were determined to rise to the level of material weakness. The Company has strengthened its accounting team with the addition of an experienced Controller and Chief Financial Officer, and has identified additional accounting resources that are expected to help to remediate the material weaknesses. The Company will also continue to review the overall internal control environment as we develop the requisite internal control framework.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended December 31, 2023 and 2022, respectively, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The information required under this item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, And Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

(3) Exhibits

Exhibit Index

Exhibit No.	Description

1.1	Placement Agency Agreement, dated January 26, 2024, by and among the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of Form 8-K dated January 30, 2024).
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

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed September 20, 2023).

3.3	Amended and Restated Bylaws of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the registrant on November 4, 2022).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on November 4, 2022).
4.2	Specimen Warrant Certificate (included in Exhibit 4.3).
4.3

Warrant Agreement, dated January 25, 2021, between LMAO and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on January 28, 2021).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on March 16, 2023).
4.5	Description of Securities (included under "Description of Securities" in Form S-1 filed by the registrant on January 20, 2023.
4.6	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K dated January 30, 2024).
4.7	Form of Series A Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K dated January 30, 2024).
4.8	Form of Series B Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 of Form 8-K dated January 30, 2024).
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

10.09

Credit Agreement, between SeaStar Medical, Inc. and LM Funding America, Inc., dated September 9, 2022 (incorporated by reference to Exhibit 10.34 to Form S-4/A filed by the registrant on September 13, 2022).

10.10

Amendment No. 1 to Amended and Restated Registration Rights Agreement and Waiver of Lock-up Period, dated October 25, 2022, by and among LMAO and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.12 to Form 8-K filed by the registrant on November 4, 2022).

10.11

Letter Agreement, dated October 28, 2022, by and among LMAO, SeaStar Medical, Inc., and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.13 to Form 8-K filed by the registrant on November 4, 2022).

10.12

Director Nomination Agreement, dated as of October 28, 2022, by and among LMFAO Sponsor LLC and LMAO (incorporated by reference to Exhibit 10.14 to Form 8-K filed by the registrant on November 4, 2022).

10.13

First Amendment to Credit Agreement, dated October 28, 2022, by and between SeaStar Medical, Inc. and LM Funding America, Inc. (incorporated by reference to Exhibit 10.15 to Form 8-K filed by the registrant on November 4, 2022).

10.14

Amended and Restated Promissory Note, dated October 28, 2022, issued by SeaStar Medical, Inc. to LM Funding America, Inc. (incorporated by reference to Exhibit 10.16 to Form 8-K filed by the registrant on November 4, 2022).

10.15

Security Agreement, dated October 28, 2022, issued by SeaStar Medical, Inc. and SeaStar Medical Holding Corporation to LM Funding America, Inc. (incorporated by reference to Exhibit 10.17 to Form 8-K filed by the registrant on November 4, 2022).

10.16

Guaranty, dated October 28, 2022, issued by SeaStar Medical Holding Corporation to LM Funding America, Inc. (incorporated by reference to Exhibit 10.18 to Form 8-K filed by the registrant on November 4, 2022).

10.17

Consolidated Amended and Restated Promissory Note, dated October 28, 2022, issued by SeaStar Medical Holding Corporation to LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.19 to Form 8-K filed by the registrant on November 4, 2022).

10.18

Security Agreement, dated October 28, 2022, issued by SeaStar Medical, Inc. and SeaStar Medical Holding Corporation to LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.20 to Form 8-K filed by the registrant on November 4, 2022).

10.19	Guaranty, dated October 28, 2022, issued by SeaStar Medical, Inc. to LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.21 to Form 8-K filed by the registrant on November 4, 2022).
10.20

Promissory Note, dated October 28, 2022, issued by SeaStar Medical Holding Corporation to Maxim Group LLC (incorporated by reference to Exhibit 10.22 to Form 8-K filed by the registrant on November 4, 2022).

10.21

Intercreditor Agreement, dated October 28, 2022, by and among Maxim Group LLC, LM Funding America, Inc., LMFAO Sponsor, LLC, SeaStar Medical, Inc. and SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 10.23 to Form 8-K filed by the Company with the registrant on November 4, 2022).

10.22

Confirmation for Prepaid Forward Transaction, dated October 26, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc. and HB Strategies LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the registrant on October 27, 2022).

10.23

Confirmation for Prepaid Forward Transaction, dated October 17, 2022, by and among LMF Acquisition Opportunities, Inc., SeaStar Medical, Inc. and Vellar Opportunity Fund SPV LLC—Series 4 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the registrant on October 17, 2022).

10.24

Securities Purchase Agreement, dated as of March 15, 2023, by and among SeaStar Medical Holding Corporation and 3i, LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the registrant on March 16, 2023).

10.25

Registration Rights Agreement, dated as of March 15, 2023, by and among SeaStar Medical Holding Corporation and 3i, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the registrant on March 16, 2023).

10.26	Form of Senior Unsecured Convertible Note (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the registrant on March 16, 2023).

10.27

Share Issuance and Settlement Agreement, dated as of June 6, 2023, by and between SeaStar Medical Holding Corporation and Vellar Opportunity Fund SPV LLC – Series 4 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2023).

10.28	First Amendment to Securities Purchase Agreement, dated August 7, 2023, by and between the Company and 3i, LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 7, 2023).
10.29	First Amendment to Registration Rights Agreement, dated August 7, 2023, by and between the Company and 3i, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 7, 2023).
10.30	Letter Agreement, dated August 7, 2023, by and between the Company and 3i, LP (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 7, 2023).
10.31	Third Amendment, Consent and Waiver Agreement, dated August 7, 2023, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed August 7, 2023).
10.32

Third Amendment, Consent and Waiver Agreement, dated August 7, 2023, by and between the Company and LM Funding America, Inc. (incorporated by reference to Exhibit 10.5 to Form 8-K filed August 7, 2023).

10.33	Third Amendment, Consent and Waiver Agreement, dated August 7, 2023, by and between the Company and LMFAO Sponsor, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed August 7, 2023).
10.34	Letter Agreement, dated August 30, 2023, by and between the Company and 3i, LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 30, 2023).
10.35+	Employment Agreement, dated January 10, 2024, by and between the Company and David Green (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 11, 2024).
10.36	Form of Securities Purchase Agreement, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2024).
10.37√

License and Distribution Agreement, dated December 27, 2022, by and between the Company and NuWellis, Inc. (incorporated by reference to Exhibit 10.63 of Form 10-K filed by Nuwellis, Inc. on March 3, 2023).

10.38**√	Amendment No. 1 to the License and Distribution Agreement, dated December 29, 2023, by and between the Company and Nuwellis, Inc.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 8-K filed by the registrant on November 4, 2022).
23.1**	Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year-ended December 31, 2022
23.2**	Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year-ended December 31, 2023
24.1**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

† Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

** Filed herewith

√ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: April 16, 2024	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date:April 16, 2024	By:	/s/ David Green
David Green
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

Name	Title	Date

/s/ Eric Schlorff Eric Schlorff	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2024

/s/ David Green David Green	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2024

/s/ Rick Barnett Rick Barnett	Chairman of the Board of Directors	April 16, 2024

/s/ Kenneth Van Heel Kenneth Van Heel	Director	April 16, 2024

/s/ Andres Lobo Andres Lobo	Director	April 16, 2024

/s/ Allan Collins Allan Collins	Director	April 16, 2024

/s/ Bruce Rodgers Bruce Rodgers	Director	April 16, 2024

/s/ Richard Russell Richard Russell	Director	April 16, 2024