Form 10-K/A
period 2023-12-31
SeaStar Medical Holding Corp
filed 2024-04-26
CIK 1831868

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Capital Market on January 5, 2024 was $24,232,239.

The number of shares of Registrant’s Common Stock outstanding as of April 26, 2024, was 74,419,458.

EXPLANATORY NOTE

SeaStar Medical Holding Corporation (“SeaStar,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2023 (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024. (the “Original Form 10-K”). We are filing this Form 10-K/A to, among other things, present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G. (3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•
On the cover page, (i) to delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement for its 2024 annual meeting of stockholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided;
•
To present the information required by Part III of Form 10-K, which information we originally indicated in the Original Form 10-K would be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting;
•
To correct the text of the certifications contained in Exhibit 31.2 and Exhibit 32.2 of the Original Form 10-K, which initially included inadvertent typographical errors that incorrectly named the Chief Financial Officer on such certifications; and
•
To file new certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.3 and 31.4 to this Form 10-K/A under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

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

Table of Contents

		Page
	Explanatory Note

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	23
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Continuing Board of Directors

The following table sets forth, as of April 26, 2024, ages and titles of our executive officers and directors.

Name	Age	Position
Eric Schlorff	51	Chief Executive Officer and Class III Director
David Green	61	Chief Financial Officer
Kevin Chung, MD	51	Chief Medical Officer
Kenneth Van Heel	60	Class III Director
Rick Barnett	64	Class I Director and Chairman of the Board
Andres Lobo	58	Class I Director
Allan Collins, MD	76	Class II Director
Bruce Rodgers	60	Class II Director
Richard Russell	63	Class II Director

Directors

Eric Schlorff has served as a Director and the Chief Executive Officer of SeaStar Medical since July 2019 and as Chief Operating Officer from March 2019 to July 2019. Mr. Schlorff also previously served as a Director of SeaStar Medical from June 2016 to May 2019. From 1999 to 2019, Mr. Schlorff served in multiple roles at The Dow Chemical Company in Midland, Michigan and Indianapolis, Indiana. From June 2016 to February 2019, Mr. Schlorff served as Global Director of Alternative Investments for The Dow Chemical Pension Plan, and Global Finance Leader for Crop Protection & Seeds at Dow AgroSciences from June 2013 to June 2016. Additional leadership positions held by Mr. Schlorff include the Global Market Intelligence Leader at Dow AgroSciences, Global Financial Manager of Royalties at Dow AgroSciences, Senior Investment Manager of Alternative Investments at The Dow Chemical Company, New Business Development of Pharmaceuticals at The Dow Chemical Company, Global Financial Analyst within the New Businesses division at The Dow Chemical Company, and Global Financial Analyst within Dow AgroSciences at The Dow Chemical Company. We believe that Mr. Schlorff is well-qualified to serve on the Board due to his intimate knowledge of our business operation, including the scientific basis, regulatory requirements and sales and marketing channels of the SCD products, as well as his extensive experience in financial planning and managing large and complex organizations.

Kenneth Van Heel has served as a Director of SeaStar Medical since 2021 and previously served as a Director from 2011 to 2015. Mr. Van Heel has also served as Chief Executive Officer at Motorcity Systems, a software provider in the trucking and transportation industry, since November 2021. Since June 2012, Mr. Van Heel has also served as a Director and Advisor at Gantec, Inc., a biotechnology company for agricultural products. From June 2019 to June 2021, Mr. Van Heel served as an Advisor at Motorcity Systems. Prior to joining Motorcity Systems, Mr. Van Heel served in various roles at The Dow Chemical Company. At The Dow Chemical Company, from 2016 to 2021, Mr. Van Heel served as the Global Director of Strategic Planning; from 2012 to 2016, Mr. Van Heel served as the Director of Alternative Investments and CIO Canadian Pension Plan; from 2006 to 2016, Mr. Van Heel served as Director of Alternative Investments; from 2003 to 2006, Mr. Van Heel served as the Senior Manager of Private Equity; from 2000 to 2003, Mr. Van Heel served as the Manager of Dow Corporate Venture Capital; and from 1986 to 2000, Mr. Van Heel held various positions within the Ventures and Business Development division. We believe that Mr. Van Heel is well-qualified to serve on the Board due to his extensive and deep experience in venture capital investment, financial analysis and reporting, risk management, strategic planning, and public company operations, as well as his expertise and skills in working with companies in the medical device and healthcare industries, which will provide valuable oversight and guidance to our governance.

Rick Barnett has received the Corporate Director certification from NACD in 2021 and has served as a Director of the SeaStar Medical since January 2021. Mr. Barnett served as President, Chief Executive Officer and Board Member of Satellite Healthcare, Inc. from 2014 to February 2021. Satellite Healthcare is Mr. Barnett has served as the Chairman of the Strategic Planning Committee, as well as a member of the Finance, Quality, Risk/Compliance, and Governance/Compensation committees for Satellite Healthcare, Inc. Mr. Barnett currently serves on the CutisCare, Inc. Board of Directors since 2021 and is a member of the Strategy and Audit Committee. CutisCare Inc. focuses on innovative approaches to wound care. Mr. Barnett has served a term as Chair of the Board of Directors of the National Kidney Foundation—Northern California, Pacific Northwest & NV Region, and a Board Member since 2018, where he served as a member of the Nominating, Strategic Partnerships, and Membership committees. He also served as Chair of the Board of Directors for the West Coast Sourcing Solutions, a product procurement company, from 2011 to 2014. From 2009 to 2014, Mr. Barnett served as a Senior Vice President of VHA, Inc., a purchasing cooperative for community-owned, nonprofit healthcare institutions. From 2006 to 2008, Mr. Barnett served as General Partner & Board Member of North State Surgery Centers, LLC, an ambulatory surgical clinic center. From 2005 to 2009, Mr. Barnett served as Chair of the Board of Directors of the Hospital Council of Northern California—Northern Sierra Section, a non-profit hospital and health systems trade association. We believe that Mr. Barnett is well-qualified to serve on the Board due to his extensive experience in strategic transactions and financial analysis for healthcare and medical device companies, as well as his expertise and skills in hospital operations, risk and compliance management, which will enhance and expand the Board’s oversight capabilities over the Company’s strategic directions in a complex healthcare market.

Andres Lobo has served as a Director of SeaStar Medical since May 2019. Since 1994, Mr. Lobo has served in various roles at The Dow Chemical Company. At The Dow Chemical Company, since 2019, Mr. Lobo has served as the Risk Seeking Assets Director; from 2016 to 2019, Mr. Lobo served as the Corporate Real Estate Director; and from 2006 to 2016, Mr. Lobo served as a Customer Financial Services Portfolio Manager. At Dow Brasil S.A, a subsidiary of The Dow Chemical Company, from 2003 to 2006, Mr. Lobo served as a Senior Finance Manager; from 1999 to 2003, Mr. Lobo served as a Customer Financial Services Manager for Brazil and Latin America; from 1997 to 1999, Mr. Lobo served as a Customer Financial Services Manager for Argentina and Southern Cone; and from 1994 to 1997, Mr. Lobo served as a Credit & Collection Manager. From 1993 to 1994, Mr. Lobo served as a Corporate Account Manager at Leasing Andino S.A., a commercial leasing company, in Santiago, Chile. We believe that Mr. Lobo is well-qualified to serve on the Board due to his extensive expertise in executing investment, business and financial strategies for public companies, as well as his expertise in matters relating to corporate governance, financial risk management and strategic opportunities, which will contribute to the Board’s ability to manage our growth and commercial plans.

Allan Collins, MD has served as a Director of SeaStar Medical since January 2021. Dr. Collins has served as the Chief Medical Officer at NxStage Medical, a medical device company for the treatment of kidneys since 2017. Since 1999, Dr. Collins has also served as the Executive Director of the Kidney Care Initiative at the Chronic Disease Research Group, a non-profit organization that focuses on answering questions on patient experiences with chronic diseases and a division of the Hennepin Healthcare Research Institute, in Minneapolis, Minnesota. From 1999 to 2014, Dr. Collins served as a Director within the United States Renal Data System, a national data system that analyzes information about chronic kidney disease. From 1990 to 2017, Dr. Collins worked for the Hennepin Faculty Associates, an independent medical group at the Hennepin County Medical Center in Minneapolis, Minnesota. From 1980 to 1990, Dr. Collins served as faculty at the Minneapolis Medical Research Foundation, a medical research non-profit organization, and the University of Minnesota School of Medicine. We believe that Dr. Collins is well-qualified to serve on our Board due to his substantial scientific and technical knowledge of medical devices similar to our products, as well as his extensive experience in managing and executing business and strategic plans for companies in the healthcare industry, which will contribute to the Board’s ability to support and supervise the Combined Company’s business operations. Given Dr. Collins medical expertise and experience, the Board believes he is qualified to serve as a Class II Director.

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

Eric Schlorff See “ – Directors” for the biography of Eric Schlorff who serves as the Chief Executive Officer and a Class III Director.

David Green has served as the Chief Financial Officer of SeaStar Medical since January 2024. Prior to joining the Company, Mr. Green served as Chief Financial Officer of BlackSwan Vascular, Inc. and LamaMed Solutions, Inc., related medical device development companies, from May 2021 to January 2024. Mr. Green served as Interim Chief Financial Officer of Prolacta Biosciences, Inc., a private company providing specialized nutrition products to critically ill premature infants, from September 2021 to October 2022. From December 2017 to March 2021, Mr. Green was Chief Financial Officer at Aytu BioSciences, Inc., a Nasdaq listed pharmaceutical and medical device manufacturer and marketer. Mr. Green served as Chief Accounting Officer at Intarcia Therapeutics, Inc., a venture backed biopharmaceutical company engaged in late stage clinical development, from May 2016 to February 2017. Prior to Intarcia Therapeutics, Mr. Green held various CFO and consulting roles for SEC reporting and privately held life science companies. Mr. Green was a founding member of Ernst & Young’s Palo Alto Center for Strategic Transactions, where he advised the firm’s clients on using strategic transactions to accelerate growth. Mr. Green earned a Bachelor of Science from the State University of New York, and a Master of Business Administration from the University of Rochester. Mr. Green is a Certified Public Accountant.

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

Corporate Governance

General

Our Board has adopted a Code of Business Conduct and Ethics, and charters for our Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters and our Code of Business Conduct and Ethics in the “Governance” section under “Governance Documents” of our investor relations page of our website located at investors.seastarmedical.com, or by writing to c/o Corporate Secretary at our offices at 3513 Brighton Blvd, Suite 410, Denver, CO 80216.

Board Composition

Our Board currently consists of seven members: Rick Barnett; Allan Collins, MD; Andres Lobo; Bruce Rodgers; Richard Russell; Eric Schlorff; and Kenneth Van Heel. As set forth in our Charter, the Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Charter provides that the authorized number of directors may be fixed from time to time by the Board, except as otherwise provided for or fixed relating to the rights of the holders of any series of Preferred Stock to elect additional directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of the total voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.

Independence of the Board

As required under Nasdaq listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independence,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors, representing a majority of the members of the Board, are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Barnett, Dr. Collins, Mr. Lobo, Mr. Van Heel, Mr. Rodgers and Mr. Russell. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. As Mr. Schlorff serves as our Chief Executive Officer, he is not independent. Additionally, in accordance with our Corporate Governance Guidelines, the Board determined that all members of the audit, compensation, and nominating and corporate governance committees of the Board are independent.

Director Candidates

The Nominating and Corporate Governance Committee is primarily responsible for searching for qualified director candidates for election to the Board and filling vacancies on the Board. To facilitate the search process, the Nominating and Corporate Governance Committee may solicit current directors and executives of the Company for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The Nominating and Corporate Governance Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates or consider director candidates recommended by our stockholders. Once potential candidates are identified, the Nominating and Corporate Governance Committee reviews the backgrounds of those candidates, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the Nominating and Corporate Governance Committee for candidates for election as a director.

In evaluating the suitability of individual candidates (both new candidates and current Board members), the Nominating and Corporate Governance Committee, in recommending candidates to the Board, and the Board, in approving and recommending for election (and, in the case of vacancies, appointing) such candidates, will consider candidates who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments. In evaluating director candidates, the Nominating and Corporate Governance Committee and the Board may also consider the following criteria as well as any other factor that they may deem to be relevant: the candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly held company; the candidate’s experience as a board member of another publicly held company; the candidate’s professional and academic experience relevant to the Company’s industry; the strength of the candidate’s leadership skills; the candidate’s experience in finance and accounting and / or executive compensation practices; and whether the candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable. In addition, the Board will consider whether there are potential conflicts of interest with the candidate’s other personal and professional pursuits. In addition, the Board monitors the mix of specific experience, qualifications and skills of its directors in order to assure that the Board, as a whole, has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure. Although the Board does not have a formal written diversity policy with respect to the evaluation of director candidates, in its evaluation of director candidates, the Nominating and Corporate Governance Committee will consider factors including, without limitation, issues of judgment, diversity, age, skills, background and experience, and with respect to diversity, such factors as gender, race, ethnicity, experience, and area of expertise, as well as other individual qualities and attributes that contribute to the total diversity of viewpoints and experience represented on the Board.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials as set forth in our Bylaws, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, SeaStar Medical Holding Corporation, 3513 Brighton Blvd, Suite 410, Denver, CO 80216. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates recommended by other sources.

Communications from Interested Parties

Anyone who would like to communicate with, or otherwise make his or her concerns known directly to the chairperson of any of the Audit, Nominating and Corporate Governance, and Compensation Committees, or to the non-management or independent directors as a group, may do so by addressing such communications or concerns to c/o Corporate Secretary, SeaStar Medical Holding Corporation, 3513 Brighton Blvd, Suite 410, Denver, CO 80216, which will forward such communications to the appropriate party. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Board Leadership Structure

The Board has not implemented a policy requiring the positions of the Chairman of the Board and Chief Executive Officer to be separate or held by the same individual. Any further determination to create such a policy is expected to be based on circumstances existing from time to time, based on criteria that are in the Company’s best interests and the best interests of its stockholders, including the composition, skills and experience of the Board and its members, specific challenges faced by the Company or the industry in which we operate, and governance efficiency. Mr. Barnett serves as the Chairman of the Board. The Board believes that having an independent director serving as the Chairman provides better and effective oversight and management of the Company as a publicly traded company, which also improves management efficiency as the Chief Executive Officer can focus on day-to-day operations of the Company. If the Board convenes for a meeting, the non-management directors will meet in one or more executive sessions, if the circumstances warrant it. The Board may also consider appointing a lead independent director, if the circumstances warrant it.

Risk Oversight

The Board will administer the risk oversight function directly through the Board as a whole, as well as through its committees, where applicable, monitoring and assessing strategic risk exposure, enterprise risk, and governance risks. The audit committee will be responsible for considering and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The compensation committee is responsible for reviewing and assessing the risks associated with the compensation arrangements of executive management, including the lack of alignment between the incentives of management and the interests of stockholders. The allocation of risk oversight responsibility may change, from time to time, based on the evolving needs of the Company.

Executive Sessions of Non-Management Directors

As provided in the Corporate Governance Guidelines, the non-management directors meet, without management directors or management present on a regularly scheduled basis. If the non-management directors include directors who are not considered independent, the independent directors must also meet in executive session the conclusion of each board meeting. Our Chairman of the Board, Rick Barnett currently presides over executive sessions.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, executive officers and employees. The Code of Business Conduct and Ethics is available on our website at www.investors.seastarmedical.com/governance/governance-documents. The Company will disclose any amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website.

Anti-Hedging Policy

Our Board has adopted an Insider Trading Policy, which applies to all of our directors, officers and employees. The policy prohibits our employees and directors from engaging in any hedging transactions (including transactions involving options, puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) that are designed to hedge or speculate on any change in the market value of the Company’s equity securities.

Attendance by Members of the Board at Meetings

As of December 31, 2023, the Board held 6 meetings of the Board. During the fiscal year ended December 31, 2023, except for Mr. Rodgers and Mr. Russell, each director attended at least 75% of the aggregate of (i) all meetings of the Board and (ii) all meetings of the committees on which the director served during the period in which he or she served as a director.

Each director is expected to spend the time and effort necessary to properly discharge his or her responsibilities. Accordingly, a director is expected to attend all meetings of the Board and meetings of the committees on which the director sits (including separate meetings of the independent directors), with the understanding that, on occasion, a director may be unable to attend a meeting. We do not maintain a formal policy regarding director attendance at our annual meetings; however, we encourage our directors to attend each annual meeting.

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

Our Audit Committee currently consists of Rick Barnett and Allan Collins, MD, and Kenneth Van Heel, with Mr. Van Heel serving as chair of the Audit Committee. Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Nasdaq rules require that our audit committee must be composed entirely of independent members. Each of Rick Barnett, Allan Collins, MD, and Kenneth Van Heel meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of the Nasdaq listing standards. In addition, the Board determined that Kenneth Van Heel qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our Compensation Committee is responsible for, among other things:

•
reviewing and approving the compensation of our executive officers;
•
reviewing and recommending to our Board the compensation of our directors;
•
reviewing and recommending to our Board the compensation of our directors;
•
overseeing the development and implementation of compensation plan programs;
•
establishing and administering our incentive compensation and equity-based plans and approving or recommending to our Board for approval amendments to these plans if deemed appropriate;
•
reviewing and approving any severance or termination arrangements to be made with any of our executive officers; and
•
reviewing and approving at least annually the corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers.

Our Compensation Committee currently consists of Allan Collins, Rick Barnett, and Richard Russell, with Mr. Barnett serving as the chair of the Compensation Committee. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Following the completion of the Annual Meeting, we expect Allan Collins and Rick Barnett to continue to serve as members of the Compensation Committee, with Mr. Barnett serving as the chair of the Compensation Committee, and we expect to appoint another independent director to the Compensation Committee.

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

Our Nominating and Corporate Governance Committee currently consists of Andres Lobo, Bruce Rodgers, and Kenneth Van Heel, with Mr. Rodgers serving as the chair of the Nominating and Corporate Governance Committee. Following the completion of the Annual Meeting, we expect Andres Lobo, Richard Barnett, and Kenneth Van Heel to serve as the Nominating and Corporate Governance Committee, with Mr. Barnett serving as the chair of the Nominating and Corporate Governance Committee, and we expect to appoint another independent director to the Nominating and Corporate Governance Committee.

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

To our knowledge, based solely on our review of such reports filed on EDGAR and the written representations of reporting persons, we believe that for the year ended December 31, 2023, all required reports were filed on a timely basis under Section 16(a).

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

In 2023, SeaStar Medical’s chief executive officer and its two other executive officers, referred to collectively as SeaStar Medical’s “named executive officers,” were as follows:

•
Eric Schlorff, Chief Executive Officer
•
Caryl Baron, Interim Chief Financial Officer(*)
•
Kevin Chung, MD, Chief Medical Officer

* Ms. Baron transitioned into the role of Vice President of Finance of the Company effective January 10, 2024, and her employment was terminated effective April 23, 2024.

2023 Compensation of Named Executive Officers

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, SeaStar Medical seeks to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. As a result of the financial constraints on the Company’s cash during 2023, a portion of the base salaries for our executive officers and other employees was paid in shares of our Common Stock. Please see the “Salary” column in the “Summary Compensation Table for Fiscal Years 2023 and 2022” below for the base salary amounts received by the named executive officers in fiscal 2022 and 2023.

Long-Term Equity Incentive Awards

To further focus SeaStar Medical’s named executive officers on its long-term performance, SeaStar Medical may grant equity compensation in the form of stock options and restricted stock units. Restricted stock units were granted to Mr. Schlorff and Ms. Baron in 2023. For more information, see “Summary Compensation Table for Fiscal Years 2023 and 2022,” “Outstanding Equity Awards at December 31, 2023,” and “Employee Benefit and Equity Compensation Plans” below.

Incentive Compensation

SeaStar Medical periodically uses bonuses to incentivize and retain its employees, including its named executive officers. Please see the “Bonus” column in the “Summary Compensation Table for Fiscal Years 2022 and 2023” below for the bonus amounts received by the named executive officers in fiscal 2023.

SeaStar Medical periodically enters into agreements to grant short- and long-term cash or stock incentive awards to its employees including its named executive officers to encourage achievement of certain performance goals. This includes incentive awards based on the achievement of certain business development, financing milestone, and exit event goals. In addition, SeaStar Medical periodically awards its named executive officers annual bonuses from a discretionary bonus pool. However, no such incentive awards were granted by SeaStar Medical’s named executive officers during fiscal 2023.

In April 2023, Ms. Baron was granted $30,000 worth of shares in Company Common Stock as a bonus for her service as the Interim Chief Financial Officer in 2023.

Summary Compensation Table

The following table sets forth information for the years ended December 31, 2023 and 2022, regarding compensation awarded to or earned by SeaStar Medical’s named executive officers.

Name and Principal Position	Year		Salary ($)		Bonus (1) ($)	Stock Awards ($) (2)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4)	Total ($)
Eric Schlorff Chief Executive Officer	2023		$420,000	(5)	$—	$97,863	$120,097	$—	$637,960
	2022		$320,000		$—	$1,655,260	$—	$270,000	$2,245,260
Caryl Baron Interim Chief Financial Officer	2023		$210,000	(5)	$30,000	$11,080	$16,621	$—	$267,701
	2022		$160,000		$—	$351,110	$—	$15,000	$526,110
Kevin Chung (6) Chief Medical Officer	2023		$350,000	(5)	$—	$65,242	$80,065	$—	$495,307
	2022	$	$175,000		$25,000	$—	$—	$—	$200,000

(1)
Amounts reflect a one-time stock award bonus for Ms. Baron as acting Interim Chief Financial Officer, and a one-time $25,000 signing bonus to Dr. Chung.
(2)
Amounts reflect the grant date fair value of restricted stock units granted in each reported fiscal year calculated in accordance with FASB ASC Topic 718, without taking into account any estimated forfeitures related to service-vesting conditions. The grant date fair value was determined using the closing share price of the Corporation's common stock on the date of grant. For information regarding assumptions underlying the valuation of equity awards, see Notes 2 and 12. to SeaStar Medical’s audited financial statements appearing in the 2023 Annual Report. The restricted stock units granted in 2023 have a one-year vesting period and became fully vested on April 6, 2024. The restricted stock units granted during fiscal year 2022 vest with respect to (i) fifty percent (50%) of the units upon completion of one (1) year of service measured from April 21, 2022, and (ii) the balance of the units vest in a series of twenty-four (24) successive equal monthly installments upon completion of each additional month of service over the twenty-four (24) month period measured from April 21, 2022, subject to the terms of the award agreement.
(3)
Amounts reflect the grant date fair value of options granted in 2023 calculated in accordance with FASB ASC Topic 718, without taking into account any estimated forfeitures related to service-vesting conditions. SeaStar Medical’s named executive officers will only have a benefit to the extent the fair market value of its Common Stock is greater than the exercise price of such stock options. For information regarding assumptions underlying the valuation of equity awards, see Notes 2 and 12 to SeaStar Medical’s audited financial statements appearing in the 2023 Annual Report. These options have a one-year vesting period and became fully vested on April 6, 2024.
(4)
Amounts reflect the exit event bonus that was earned in connection with the Business Combination under the terms of the transaction bonus agreements. See “Narrative to Summary Compensation Table - Cash Incentive Compensation”.
(5)
A portion of the base salary for 2023 was paid in shares of our common stock in-lieu of cash as follows: Mr. Schlorff: $44,783 paid in 155,424 shares; Ms. Baron: $11,883 paid in 29,811 shares; Dr. Chung: $44,176 paid in 142,735 shares.
(6)
Dr. Chung commenced his employment with SeaStar Medical on July 1, 2022.

Narrative to Summary Compensation Table

Employment Agreements

The terms of the employment arrangements with each named executive officer are as follows:

Eric Schlorff

Mr. Schlorff’s employment agreement, which was amended and restated immediately prior to the closing of the transactions contemplated by the Merger Agreement, dated April 21, 2022, pursuant to which SeaStar Medical, Inc. became a subsidiary of LMF Acquisition Opportunities, Inc. (the “Business Combination”), governs the terms and conditions of his employment as the Chief Executive Officer of the Company. Mr. Schlorff’s employment agreement entitles him to an annual base salary of $420,000 and the opportunity to participate in the executive bonus plan approved by the Compensation Committee. In addition, Mr. Schlorff is eligible to receive an annual discretionary bonus of up to a maximum amount of 53% of his base salary, with the actual amount (if any) to be determined in the sole discretion of the Board based on a combination of factors, including the performance of the Company and Mr. Schlorff individually. Mr. Schlorff also is eligible to participate in the benefit plans that are generally available to all Company employees.

Under the employment agreement, if Mr. Schlorff is terminated by the Company without cause, he is entitled to receive continued base salary and health benefits continuation for up to twelve (12) months, offset by any compensation and benefits received from any subsequent employer during such period, subject to Mr. Schlorff executing a general release. For purposes of Mr. Schlorff’s employment agreement, “cause” means (i) executive’s commission of any act of fraud, embezzlement, dishonesty, or sexual harassment, (ii) executive’s refusal or failure to comply in any material respect with our written policies and procedures, (iii) executive’s unauthorized use or disclosure of our confidential information or trade secrets, or (iv) executive’s gross negligence or misconduct adversely affecting our business or affairs in a material manner.

Mr. Schlorff’s employment agreement provides that he will be granted an option following the date of consummation of the Business Combination (the “Closing Date”) to purchase a number of shares of the Common Stock that, together with his existing equity (including restricted stock units covering shares of Common Stock and options to purchase shares of Common Stock) in the Company, would equal 1.5% of the outstanding capital stock of the Company, determined on a fully-diluted basis, on the Closing Date, at an exercise price equal to the fair market value of the Company’s stock on the date of grant. Such option will vest with respect to twenty-five percent (25%) of the option shares after twelve (12) months of service from the Closing Date and for the remaining option shares, on a pro rata basis over the following thirty-six (36) months of service. The employment agreement provides that upon a “Change in Control” (as defined in the agreement), all outstanding stock options will vest. All vested and outstanding stock options will remain exercisable for up to twelve months following a termination of Mr. Schlorff’s employment, other than for cause.

Caryl Baron

Ms. Baron’s employment agreement, which was amended and restated immediately prior to the closing of the Business Combination, governs the terms and conditions of her employment as the Interim Chief Financial Officer of the Company. Ms. Baron’s employment agreement entitles her to an annual base salary of $210,000 and the opportunity to participate in the executive bonus plan approved by the Compensation Committee. In addition, Ms. Baron is eligible to receive an annual discretionary bonus of up to a maximum amount of 25% of her base salary, with the actual amount (if any) to be determined in the sole discretion of the Board based on a combination of factors, including the performance of the Company and Ms. Baron individually. Ms. Baron also is eligible to participate in the benefit plans that are generally available to all Company employees.

Under the employment agreement, if Ms. Baron is terminated by the Company without cause, she is entitled to receive continued base salary and health benefits continuation for up to nine (9) months, offset by any compensation and benefits received from any subsequent employer during such period, subject to Ms. Baron executing a general release. For purposes of Ms. Baron’s employment agreement, “cause” means (i) executive’s commission of any act of fraud, embezzlement, dishonesty, or sexual harassment, (ii) executive’s refusal or failure to comply in any material respect with our written policies or procedures, (iii) executive’s unauthorized use or disclosure of our confidential information or trade secrets, or (iv) executive’s gross negligence or misconduct adversely affecting our business or affairs in a material manner.

Ms. Baron’s employment agreement provides that she will be granted an option following the Closing Date to purchase shares of the Common Stock that, together with her existing equity (including restricted stock units covering shares of Common Stock and options to purchase shares of Common Stock) in the Company, would equal 0.25% of the outstanding capital stock of the Company, determined on a fully-diluted basis, on the Closing Date, at an exercise price equal to the fair market value of the Company’s stock on the date of grant. Such option will vest with respect to twenty-five percent (25%) of the option shares after twelve (12) months of service from the Closing Date and for the remaining options shares, on a pro rata basis over the following thirty-six (36) months of service. The employment agreement provides that upon a “Change in Control” (as defined in the agreement), all outstanding stock options will vest. All vested and outstanding stock options will remain exercisable for up to twelve months following a termination of Ms. Baron’s employment, other than for cause.

Kevin Chung, MD

On May 18, 2022, SeaStar Medical entered into an employment agreement with Dr. Chung to serve as its Chief Medical Officer, commencing on July 1, 2022. Dr. Chung is entitled to receive an annual base salary of $350,000 and received a signing bonus of $25,000, payable on July 31, 2022. In addition, Dr. Chung will be eligible to receive an annual discretionary bonus of up to a maximum amount of 40% of his base salary, with the actual amount (if any) to be determined in the sole discretion of the Board based on a combination of factors, including the performance of the Company and Dr. Chung individually. Dr. Chung’s employment agreement continued under the same terms following the Closing Date.

Cash Incentive Compensation

In December 2021, SeaStar Medical, Inc. entered into transaction bonus agreements with its named executive officers and certain of its directors, which provided for two long-term incentive bonuses: a business development bonus and an exit bonus. In connection with the Business Combination, exit event bonuses in the amount of $270,000 and $15,000 were paid to Mr. Schlorff and Ms. Baron, respectively.

Outstanding Equity Awards at December 31, 2023

The following table presents information regarding outstanding equity awards held by SeaStar Medical’s named executive officers as of December 31, 2023.

	Option Awards (1)						Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Eric Schlorff	17,987	(3)	—		$10.00	3/1/2029	66,483	(8)
Chief Executive Officer	80,485	(4)	3,499		$0.53	2/20/2030	66,183	(9)
	—		99,724		$1.84	4/6/2033			$627,327

Caryl Baron	4,097	(6)	699		$10.00	3/20/2030	14,037	(8)
Interim Chief Financial Officer	14,354	(7)	5,331		$0.55	1/1/2031	11,080	(9)
	—		16,621		$1.84	4/6/2033			$128,630

Kevin Chung	—		66,483	(5)	$1.84	4/6/2033	44,322	(9)
Chief Medical Officer	—		—		$—	—			$65,242

(1)
This column provides information pertaining to all outstanding stock options held by our named executive officers as of December 31, 2023. Stock options granted prior to 2021 are exercisable upon completion of six (6) months of service following the date of grant, subject to a repurchase right in favor of the Company which lapses as the option vests. Stock options granted in 2021 are exercisable immediately, subject to a repurchase right in favor of the Company which lapses as the option vests. Accordingly, the columns and footnotes below reflect the extent to which stock options held by our named executive officers were vested (as opposed to exercisable) as of December 31, 2023.
(2)
This column provides information pertaining to restricted stock units held by our named executive officers as of December 31, 2023.
(3)
The option was granted on October 28, 2022, and vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from March 1, 2019 and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from March 1, 2019.
(4)
The option was granted on October 28, 2022, and vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from February 20, 2020, and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36) month period measures from February 20, 2021.
(5)
The option was granted on April 6, 2023, and became fully vested on April 6, 2024, the first anniversary of the date of grant.
(6)
The option was granted on March 30, 2020 and vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from March 30, 2020 and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from March 30, 2021.
(7)
The option was granted on January 1, 2021 and vests with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from January 1, 2021 and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from January 1, 2022.
(8)
The restricted stock units were granted on April 4, 2022, and vest with respect to (i) fifty percent (50%) of the units upon completion of one (1) year of service measured from April 21, 2022, and (ii) the balance of the units vest in a series of twenty-four (24) successive equal monthly installments upon completion of each additional month of service over the twenty-four (24) month period measured from April 21, 2022, subject to the terms of the award agreement.
(9)
The restricted stock were units granted on April 6, 2023, and became fully vested on April 6, 2024, the first anniversary of the date of the grant.

Compensation Recovery Policy

On December, 1, 2023, the Compensation Committee adopted a compensation clawback policy (the “Clawback Policy”) in compliance with the final rules promulgated by the SEC under Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Rule 10D-1 and Nasdaq (together, the “Clawback Rules”) that provides for the recovery of certain incentive-based compensation in the event we are required to restate our financial statements. The Clawback Policy provides that, in the event of the restatement of any financial reporting required under the securities laws or other similar laws or regulations, our board of directors (or applicable committee thereof) will take such actions as necessary to recover the portion of any incentive-based compensation that was granted, earned or vested based wholly or in part on the attainment of a financial reporting measure which was received by the executive officer that was in excess of the amount that he or she would have received had our financial results been calculated under the restated financial statements; provided that such compensation was paid to or awarded to the executive officer, or which vested (or became eligible to vest) during the Clawback Period. “Clawback Period” under the Clawback Policy is defined as the three completed fiscal years immediately prior to the date on which our board of directors or management determine we are required to (or we are otherwise legally directed to) prepare an accounting restatement and any transition period between the last day of our previous fiscal year end and the first day of our new fiscal year (that results from a change in our fiscal year) within or immediately following such three-year period; provided that any transition period between the last day of our previous fiscal year end and the first day of its new fiscal year that comprises a period of nine to 12 months will be deemed a completed fiscal year.

As disclosed in the 2023 Annual Report, certain of our previously filed interim unaudited and annual audited consolidated financial statements should no longer be relied upon and we therefore restated in the 2023 Annual Report (i) our consolidated financial statements as of and for the year ended December 31, 2022 and (ii) our unaudited quarterly financial data for the first three quarters of the year ended December 31, 2023. However, because we did not award to any of our executive officers any incentive-based compensation during the fiscal years ended December 31, 2023, 2022 and 2021 that was granted, earned, vested or eligible to vest based wholly or in part on the attainment of a financial reporting measure, we concluded that no recovery of erroneously awarded compensation was required pursuant to our Clawback Policy and the Clawback Rules.

Employee Benefit and Equity Compensation Plans

The principal features of SeaStar Medical’s existing employee benefit and equity incentive plans are summarized below.

Equity Incentive Plans

SeaStar Medical, Inc. 2019 Stock Incentive Plan

In connection with the Business Combination, the Company assumed all outstanding awards under the SeaStar Medical, Inc. 2019 Stock Incentive Plan, consisting of 244,792 options, and 289,389 restricted stock units. The awards that were outstanding as of December 31, 2023, are included in the “Outstanding Equity Awards at December 31, 2023” table above. No further grants will be made under that plan.

2022 Omnibus Incentive Plan

The 2022 Omnibus Incentive Plan was originally adopted by our Board on August 22, 2022, was approved by our stockholders as of October 18, 2022, and was subsequently amended and approved by our stockholders effective as of September 6, 2023, and replaced the existing 2019 Stock Incentive Plan.

General Provisions

Change in Control

In the event we should experience a change in control, the following provisions are in effect for all outstanding awards under the Plan, unless provided otherwise in an award agreement entered into with the participant:

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
•
Unless the plan administrator establishes a different definition for one or more awards, a change in control will be deemed to occur for purposes of the Plan in the event (a) a merger or asset sale or (b) there occurs any transaction pursuant to which any person or group of related persons becomes directly or indirectly the beneficial owner of securities possessing 50% or more of the total combined voting power of our outstanding securities or (c) there is a change in the majority of the Board effected through one or more contested elections for board membership.

Changes in Capitalization

In the event any change is made to the outstanding Common Stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares, spin-off transaction, or other change affecting the outstanding Common Stock without our receipt of consideration or should the value of our outstanding Common Stock be substantially reduced by reason of a spin-off transaction or extraordinary distribution (whether in cash, securities or other property) or an extraordinary distribution, or should there occur any merger, consolidation, reincorporation or other reorganization, equitable adjustments will be made to: (i) the maximum number and/or class of securities issuable under the Plan; (ii) the maximum number and/or class of securities for which incentive options may be granted under the Plan; (iii) the maximum number and/or class of securities for which any one person may be granted awards under the Plan per calendar year; (iv) the number and/or class of securities and the exercise price per share in effect for outstanding award and the cash consideration (if any) payable per share; (v) the number and/or class of securities subject to repurchase rights under the Plan and the repurchase price payable per share; and (vi) such other terms and conditions as the plan administrator deems appropriate. Such adjustments will be made in such manner as the plan administrator deems appropriate.

Valuation

The fair market value per share of Common Stock on any relevant date under the Plan is deemed to be equal to the closing selling price per share on that date as determined on Nasdaq. As of April 24, 2024, the fair market value of a share of Common Stock determined on such basis was $0.5085 per share.

Stockholder Rights and Transferability

No optionee has any stockholder rights with respect to the option shares until such optionee has exercised the option and paid the exercise price for the purchased shares. The holder of a stock appreciation right will not have any stockholder rights with respect to the shares subject to that right unless and until such person exercises the right and becomes the holder of record of any shares of Common Stock distributed upon such exercise. Options are not assignable or transferable other than by will or the laws of inheritance following optionee’s death, and during the optionee’s lifetime, the option may only be exercised by the optionee. However, the plan administrator may structure one or more non-statutory options under the Plan so that those options will be transferable during optionee’s lifetime to one or more members of the optionee’s family or to a trust established for the optionee and/or one or more such family members or to the optionee’s former spouse, to the extent such transfer is in connection with the optionee’s estate plan or pursuant to a domestic relations order. Stand-alone stock appreciation rights will be subject to the same transferability restrictions applicable to non-statutory options.

A participant will have full stockholder rights with respect to any shares of Common Stock issued to the participant under the Plan, whether or not the participant’s interest in those shares is vested. A participant will not have any stockholder rights with respect to the shares of Common Stock subject to restricted stock units until that award vests and the shares of Common Stock are issued thereunder. However, dividend-equivalent units may be paid or credited, either in cash or in actual shares, on outstanding restricted stock units, subject to such terms and conditions as the plan administrator may deem appropriate.

Notwithstanding the foregoing, any dividends or dividend equivalents payable in connection with an award will be subject to the same restrictions as the underlying award and will not be paid until and unless such award vests.

Withholding Taxes

A participant shall be required to pay to the Company, and the Company shall have the right to withhold, from any cash, shares or other securities or property issuable under any award or from any other compensation, any required withholding or any other applicable taxes or other amounts due in respect of an award. The plan administrator may provide one or more holders of awards under the Plan with the right to have us withhold a portion of the shares otherwise issuable to such individuals in satisfaction of the withholding taxes to which they become subject in connection with the issuance, exercise, or settlement of those awards. Alternatively, the plan administrator may allow such individuals to deliver previously acquired shares of Common Stock in payment of such withholding tax liability.

Deferral Programs

The plan administrator may structure one or more awards (other than options and stock appreciation rights) so that the participants may be provided with an election to defer the compensation associated with those awards for federal income tax purposes.

The plan administrator may also implement a non-employee director retainer fee deferral program that allows the non-employee directors the opportunity to elect to convert the Board and Board committee retainer fees to be earned for a year into restricted stock units that defer the issuance of the shares of Common Stock that vest under those units until a permissible date or event under Internal Revenue Code Section 409A.

To the extent we maintain one or more separate non-qualified deferred compensation arrangements which allow the participants the opportunity to make notional investments of their deferred account balances in shares of Common Stock, the plan administrator may authorize the share reserve under the Plan to serve as the source of any shares of Common Stock that become payable under those deferred compensation arrangements.

Clawback / Forfeiture

All awards shall be subject to any clawback, recoupment or other similar policy adopted by the Board, and any cash, shares of Common Stock or other property or amounts due, paid, or issued to a participant shall be subject to the terms of such policy.

Amendment and Termination

Our Board may amend or modify the Plan at any time subject to stockholder approval to the extent required under applicable law or regulation or pursuant to the listing standards of the stock exchange on which our shares are at the time primarily traded. Unless sooner terminated by our Board, the Plan will terminate on the earliest of (i) the date immediately preceding the tenth anniversary of the Plan Effective Date, (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares or (iii) the termination of all outstanding awards in connection with certain changes in control or ownership.

Summary of U.S. Federal Income Tax Consequences

The following is a summary of the U.S. federal income taxation treatment applicable to us and the participants who receive awards under the Plan.

Option Grants

Options granted under the Plan may be either incentive options, which satisfy the requirements of Section 422 of the Code, or non-statutory options, which are not intended to meet such requirements. The federal income tax treatment for the two types of options differs as follows:

Incentive Options

No taxable income is recognized by the optionee at the time of the option grant, and no taxable income is recognized for regular tax purposes at the time the option is exercised, although taxable income may arise at that time for alternative minimum tax purposes. The optionee will recognize taxable income in the year in which the purchased shares are sold or otherwise made the subject of certain other dispositions. For Federal tax purposes, dispositions are divided into two categories: (i) qualifying, and (ii) disqualifying. A qualifying disposition occurs if the sale or other disposition is made more than two (2) years after the date the option for the shares involved in such sale or disposition is granted and more than one (1) year after the date the option is exercised for those shares. If the sale or disposition occurs before these two periods are satisfied, then a disqualifying disposition will result.

Upon a qualifying disposition, the optionee will recognize long-term capital gain in an amount equal to the excess of (i) the amount realized upon the sale or other disposition of the purchased shares over (ii) the exercise price paid for the shares. If there is a disqualifying disposition of the shares, then the excess of (i) the fair market value of those shares on the exercise date or (if less) the amount realized upon such sale or disposition over (ii) the exercise price paid for the shares will be taxable as ordinary income to the optionee. Any additional gain or loss recognized upon the disposition will be a capital gain or loss.

If the optionee makes a disqualifying disposition of the purchased shares, then we will be entitled to an income tax deduction, for the taxable year in which such disposition occurs, equal to the amount of ordinary income recognized by the optionee as a result of the disposition (subject to the limitations described below). We will not be entitled to any income tax deduction if the optionee makes a qualifying disposition of the shares.

Non-Statutory Options

No taxable income is recognized by an optionee upon the grant of a non-statutory option. The optionee will in general recognize ordinary income, in the year in which the option is exercised, equal to the excess of the fair market value of the purchased shares on the exercise date over the exercise price paid for the shares, and the optionee will be required to satisfy the tax withholding requirements applicable to such income. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the optionee with respect to the exercised non-statutory option (subject to the limitations described below). The deduction will in general be allowed for our taxable year in which such ordinary income is recognized by the optionee.

Stock Appreciation Rights

No taxable income is recognized upon receipt of a stock appreciation right. The holder will recognize ordinary income in the year in which the stock appreciation right is exercised, in an amount equal to the excess of the fair market value of the underlying shares on the exercise date over the exercise price in effect for the exercised right, and the holder will be required to satisfy the tax withholding requirements applicable to such income. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the holder in connection with the exercise of the stock appreciation right (subject to the limitations described below). The deduction will be allowed for the taxable year in which such ordinary income is recognized.

Stock Awards

The recipient of unvested shares of Common Stock issued under the Plan will not recognize any taxable income at the time those shares are issued but will have to report as ordinary income, as and when those shares subsequently vest, an amount equal to the excess of (i) the fair market value of the shares on the vesting date over (ii) the cash consideration (if any) paid for the shares. The recipient may, however, elect under Section 83(b) of the Code to include as ordinary income in the year the unvested shares of Common Stock are issued an amount equal to the excess of (i) the fair market value of those shares on the issue date over (ii) the cash consideration (if any) paid for such shares. If the Section 83(b) election is made, the recipient will not recognize any additional income as and when the shares subsequently vest. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the recipient with respect to the unvested shares (subject to the limitations described below). The deduction will in general be allowed for our taxable year in which such ordinary income is recognized by the recipient.

Restricted Stock Units

No taxable income is recognized upon receipt of restricted stock units. The holder will recognize ordinary income in the year in which the shares subject to the units are issued to the holder. The amount of that income will be equal to the fair market value of the shares on the date of issuance, and the holder will be required to satisfy the tax withholding requirements applicable to such income. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the holder at the time the shares are issued (subject to the limitations described below). The deduction will be allowed for the taxable year in which such ordinary income is recognized.

Dividend Equivalent Rights

No taxable income is recognized upon receipt of a dividend equivalent right award. The holder will recognize ordinary income in the year in which a dividend or distribution, whether in cash, securities, or other property, is paid to the holder. The amount of that income will be equal to the fair market value of the cash, securities or other property received, and the holder will be required to satisfy the tax withholding requirements applicable to such income. We will be entitled to an income tax deduction equal to the amount of the ordinary income recognized by the holder of the dividend equivalent right award at the time the dividend or distribution is paid to such holder (subject to the limitations described below). That deduction will be allowed for the taxable year in which such ordinary income is recognized.

Other Awards

In general, no taxable income is recognized upon receipt of other awards. The holder will recognize ordinary income in the year in which the awards are settled, and the participant will be required to satisfy the tax withholding requirements applicable to such income. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the participant at the time of settlement (subject to the limitations described below). The deduction will be allowed for the taxable year in which such ordinary income is recognized.

Section 162(m) of the Code

Subject to certain limitations and terms, Section 162(m) of the Code and its implementing regulations provide that we may not deduct compensation of more than $1,000,000 paid in any year to our CEO and certain other executive officers. While we intend to structure executive compensation to minimize any limitation imposed by Section 162(m) of the Code, we will continue to maintain flexibility and the ability to pay competitive compensation by not requiring all compensation to be deductible to the extent that doing so is consistent with the best interests of our company and stockholders.

New Plan Benefits under the Plan

No awards have been made under the Plan based on the increase in the share reserve that is subject to stockholder approval of the amended and restated Plan. Any awards following approval of this proposal to participants shall be at the discretion of the plan administrator Accordingly, the benefits or amounts that may be received by or allocated to each of (i) the officers listed in the Summary Compensation Table, (ii) each of the nominees for election as a director, (iii) all non-employee directors as a group, (iv) all of our present executive officers as a group, and (v) all of our employees, including all other current officers, as a group under the Plan are not determinable at this time.

Employee Stock Purchase Plan (ESPP)

In connection with the Business Combination, we adopted the LMF Acquisition Opportunities, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) that became effective upon the Closing. The ESPP is broad-based and allows us to provide an incentive to attract, retain and reward our eligible employees and those of any participating subsidiary companies (whether now existing or subsequently established) with the opportunity to periodically purchase shares of our Common Stock at a discount through their accumulated periodic payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 (“Section

423”) of the Internal Revenue Code of 1986, as amended (the “Code”). Favorable tax treatment is available for United States tax residents participating in a Section 423 plan. The ESPP also authorizes the grant of rights to purchase shares that do not qualify under Section 423 pursuant to rules, procedures or sub-plans adopted by the plan administrator to achieve tax, securities law, or other compliance objectives in particular locations outside of the United States. Up to 380,000 shares of Common Stock will be available for issuance under the ESPP (subject to adjustments).

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

Non-Employee Director Compensation

For 2023, members of SeaStar Medical’s board of directors earned cash director fees and were granted options and restricted stock unit awards as set forth below.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation ($)	Total ($)
Richard Barnett	$100,000	$11,744	$14,412	$—	$126,155
Allan Collins	$54,000	$11,744	$14,412	$—	$80,155
Andres Lobo	$46,000	$11,744	$14,412	$—	$72,155
Ken Van Heel	$62,000	$11,744	$14,412	$—	$88,155
Bruce Rodgers	$52,000	$11,744	$14,412	$—	$78,155
Richard Russell	$46,000	$11,744	$14,412	$—	$72,155

(1) Amounts reflect the director fees earned during fiscal year 2023. As a result of the financial constraints on the Company’s cash during 2023, none of the fees were paid during the period covering November 2023 through December (the "Director Fees") 2023. During April of 2024, the Director Fees were paid partly in shares of Common Stock, with the cash portion expected to be paid in the future, as follows:

Director	Cash	Shares of Common Stock
Richard Barnett	$58,333	70,264
Allan Collins	$31,500	37,943
Andres Lobo	$26,833	32,322
Ken Van Heel	$36,167	43,564
Bruce Rodgers	$30,333	36,537
Richard Russell	$26,833	32,322

(2) Amounts reflect the grant date fair value of restricted stock granted to our non-employee directors calculated in accordance with FASB ASC Topic 718 and accordingly determined on the basis of the closing selling price per share of our common stock on the award date and does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Notes 2 and 12 to our audited financial statements in the 2023 Annual Report. The restricted stock units granted on April 6, 2023, became fully vested on April 6, 2024, the first anniversary of the date of grant. The non-employee directors held the following restricted stock units on December 31, 2023: Richard Barnett 9,389; Allan Collins, MD 9,389; Andres Lobo 7,978; Ken Van Heel 9,389; Bruce Rodgers 7,978; and Richard Russell 7,978.

(3) Amounts reflect the grant date fair value of options granted in 2023 calculated in accordance with FASB ASC Topic 718 without taking into account any estimated forfeitures related to service-vesting conditions. SeaStar Medical’s named executive officers will only have a benefit to the extent the fair market value of its Common Stock is greater than the exercise price of such stock options. For information regarding assumptions underlying the valuation of equity awards, see Notes 2 and 12 to SeaStar Medical’s audited financial statements appearing in the 2023 Annual Report. These options have a one-year vesting period and became fully vested on April 6, 2024. The non-employee director held the following options on December 31, 2023; Richard Barnett 45,838; Allan Collins, MD 44,427; Andres Lobo 19,945; Ken Van Heel 45,838; Bruce Rodgers 19,945; and Richard Russell 19,945.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2023, about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights and RSUs	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights and RSUs (*)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	922,282	$1.84	174,005
Equity compensation plans not approved by security holders	—	$—	—
Total	922,282	$1.84	174,005

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Common Stock on April 16, 2024, by:

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

Subject to the paragraph above, the percentage ownership of Common Stock is based on 75,419,458 shares of Common Stock outstanding as of April 16, 2024.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		% of Class
Five Percent Holders
LMFAO Sponsor, LLC (1)	8,325,500		10.3%
Dow Employees’ Pension Plan Trust (2)	4,751,567		6.3%
Directors and Executive Officers (3)
Eric Schlorff (4)	1,039,514		1.4%
Rick Barnett (5)	123,113		*
Allan Collins, MD (5)	90,792		*
Kenneth Van Heel (6)	196,413		*
Andres Lobo (7)	52,267		*
Bruce Rodgers (1)	56,482		*
Richard Russell (1)	72,267		*
Caryl Baron (8)	180,973		*
Kevin Chung, MD (9)	273,583		*
David Green	202,500		*
All directors and executive officers as a group (10 persons)	2,287,904	(10)	3.0%

* Less than 1%.

(1)
Based solely on the Schedule 13D jointly filed by LMFAO Sponsor LLC and LM Funding America, Inc. on November 7, 2022. Includes (i) 2,587,500 shares of Common Stock and (ii) 5,738,000 shares of Common Stock issuable upon the exercise of private warrants held by the Sponsor that became exercisable upon consummation of the Business Combination. Sponsor is the record holder of the shares reported herein. The sole manager of the Sponsor is LMFA, of which Bruce Rodgers is the Chief Executive Officer, President, and Chairman of the board of directors and Richard Russell is the Chief Financial Officer, Treasurer, and Secretary. Although Mr. Rodgers and Mr. Russell have membership interests in the Sponsor, the board of directors of LMFA has sole voting and investment discretion with respect to the shares held of record by the Sponsor, and as such, neither Mr. Rodgers nor Mr. Russell is deemed to have beneficial ownership of the Common Stock held directly by the Sponsor. The business address of the Sponsor is 1200 W. Platt St., Suite 100, Tampa, Florida 33606.
(2)
Based solely on the Schedule 13G filed by Dow Employees’ Pension Plan Trust on November 4, 2022. Includes (i) 4,449,841 shares of Common Stock and (ii) 301,726 shares of Common Stock subject to warrants exercisable within 60 days of April 16, 2024. The business address of the Dow Employees’ Pension Plan Trust is Sylvia Stoesser Center, 2211 H.H. Dow Way, Midland, MI 48674.

(3)
Unless otherwise noted, the business address of each of the following entities or individuals is c/o SeaStar Medical Holding Corporation, 3513 Brighton Blvd Ste 410, Denver, CO 80216.
(4)
Includes 201,695 shares of Common Stock issuable upon exercise of stock options within 60 days of April 16, 2024.
(5)
Includes 33,390 shares of Common Stock issuable upon exercise of stock options within 60 days of April 16, 2024.
(6)
Includes 28,799 shares of Common Stock issuable upon exercise of stock options within 60 days of April 16, 2024.
(7)
Includes 11,967 shares of Common Stock issuable upon exercise of stock options within 60 days of April 16, 2024.
(8)
Includes 38,641 shares of Common Stock issuable upon exercise of stock options within 60 days of April 16, 2024.
(9)
Includes 66,483 shares of Common Stock issuable upon exercise of stock options within 60 days of April 16, 2024.
(10)
Excludes the 8,325,500 shares of Common Stock held by LMFAO Sponsor, LLC

Item 13. Certain Relationships and Related Transactions, And Director Independence.

Other than as described in “—Executive Compensation” the following is a summary of transactions since January 1, 2022 to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest.

Unless the context indicated otherwise, “SeaStar Medical” referenced herein refers to SeaStar Medical, Inc., the predecessor company of the Company prior to the consummation of the Business Combination.

Convertible Note Financing

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

Business Combination Transactions and Related Agreements

In connection with the closing of the Business Combination, the Company entered into various transactions with certain related parties as set forth below:

Amended and Restated Registration Rights Agreement

On April 21, 2022 and in connection with the execution of the Merger Agreement, certain stockholders of SeaStar Medical and LMAO entered into the Amended and Restated Registration Rights Agreement, pursuant to which the Company is required to file, not later than 30 days after the closing date of the Business Combination, a registration statement covering the shares of Common Stock issued or issuable to the Registration Rights Stockholders. In addition, the Amended and Restated Registration Rights Agreement imposes certain lock-up restrictions on shares of Common Stock held by Registration Rights Stockholders following the consummation of the Business Combination.

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

Director Nomination Agreement

On the closing date of the Business Combination, the Sponsor and LMAO entered into the Director Nomination Agreement, providing the Sponsor with certain director nomination rights, including the right to appoint or nominate for election to the Board, as applicable, two individuals, to serve as Class II directors of the Company, for a certain period following the Closing.

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

On March 15, 2023, the Company and LMFA entered into the First Amendment, Consent and Waiver Agreement, to extend the maturity date of the loan under the Credit Agreement to June 15, 2024, and the Third Amendment, Consent and Waiver Agreement, dated August 7, 2023, pursuant to which the Lender agreed to (i) waive its right to receive any mandatory prepayment for any proceeds received by the Company in the Convertible Note Financing and (ii) agreed to extend the maturity date under the applicable promissory note to 91 days after the last maturity date applicable to any of the LMFA Note issued pursuant to the Credit Agreement, as amended.

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

On March 15, 2023, the Company and Sponsor entered into the Amendment, Consent and Waiver Agreement to extend the maturity date of the Original Notes to June 15, 2024. On January 31, 2024, the Company paid off all outstanding balances under the Sponsor Note.

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

Limitation on Liability and Indemnification of Directors and Officers

Our Charter limits the liability for directors to the fullest extent permitted under the Delaware General Corporation Law (“DGCL”). The DGCL provides that directors of a corporation will not be personally liable for monetary damages for a breach of their fiduciary duties as directors, except for liability:

1.
for any transaction from which the director derives an improper personal benefit;
2.
for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
3.
for any unlawful payment of dividends or redemption of shares; or
4.
for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of the directors will be further eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and the Bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Charter and Bylaws are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees of Armanino LLP, our former independent registered public accounting firm, billed to us for audit services totaled $334,443 in the year ended December 31, 2023, and $313,511 in the year ended December 31, 2022. Audit fees of WithumSmith+Brown, PC, our independent registered public accounting firm, billed to us for audit services totaled $348,400 in the year ended December 31, 2023. Audit fees consist of professional services rendered for the annual audit of consolidated financial statements and review of quarterly consolidated financial statements for the years ended December 31, 2023 and 2022. Audit fees also include professional services rendered for review of our Registration Statement on Form S-1 and related underwriter comfort letter procedures in connection with our Business Combination.

	Firm	WithumSmith+Brown, PC		Armanino, LLP
Type		2023	2022	2023	2022
Audit fees		$348,400	$—	$334,443	$313,511
Audit related fees		—	—	—	—
Tax fees		—	—	—	—
All other fees		—	—	—	—
Total		$348,400	$—	$334,443	$313,511

Audit fees: Audit fees consist of fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and the issuance of consent and comfort letters in connection with registration statement filings with the SEC, and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit fees also include professional services rendered for review of our Registration Statement on Form S-1 and related underwriter comfort letter procedures in connection with our Business Combination.

Audit-related fees: Audit-related fees consist of fees for professional services reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees.

Tax fees: Tax fees consist of fees for tax services, including tax compliance, and related expenses.

All other fees: Fees for products and services other than the services described above.

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

10.38√	Amendment No. 1 to the License and Distribution Agreement, dated December 29, 2023, by and between the Company and Nuwellis, Inc.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 8-K filed by the registrant on November 4, 2022).
23.1	Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year-ended December 31, 2022
23.2	Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year-ended December 31, 2023
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.4**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	SeaStar Medical Holding Corporation Compensation Recoupment Policy

____________

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

SeaStar Medical Holding Corporation

Date: April 26, 2024	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2024	By:	/s/ David Green
David Green
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Schlorff Eric Schlorff	Chief Executive Officer and Director (Principal Executive Officer)	April 26, 2024

/s/ David Green* David Green	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2024

/s/ Rick Barnett* Rick Barnett	Chairman of the Board of Directors	April 26, 2024

/s/ Kenneth Van Heel* Kenneth Van Heel	Director	April 26, 2024

/s/ Andres Lobo* Andres Lobo	Director	April 26, 2024

/s/ Allan Collins* Allan Collins	Director	April 26, 2024

* Indicates that such individual signed their name pursuant to the power of attorney previously filed as Exhibit 24.1 to the Original Form 10-K.