Form 10-Q
period 2024-03-31
SeaStar Medical Holding Corp
filed 2024-05-14
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 30, 2024, the registrant had 75,419,458 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$5,019	$176
Prepaid expenses	1,518	2,132
Total current assets	6,537	2,308
Other assets	1,203	1,205
Total assets	$7,740	$3,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,879	$4,372
Accrued expenses	1,544	1,523
Contingent upfront payment for license agreement	100	100
Notes payable, net of deferred financing costs	357	565
Convertible notes, current portion	1,135	4,179
Liability classified warrants	2,633	2,307
Total current liabilities	9,648	13,046
Notes payable, net of deferred financing costs	2,565	4,143
Convertible notes, net of current portion	—	194
Total liabilities	12,213	17,383
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock - $0.0001 par value, 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value per share; 500,000,000 shares authorized; 75,419,458 and 47,615,285 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	8	5
Additional paid-in capital	122,950	100,859
Accumulated deficit	(127,431)	(114,734)
Total stockholders' deficit	(4,473)	(13,870)
Total liabilities and stockholders' deficit	$7,740	$3,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended March 31,
	2024	2023

Operating expenses
Research and development	$1,697	$1,730
General and administrative	2,253	2,851
Total operating expenses	3,950	4,581
Loss from operations	(3,950)	(4,581)
Other income (expense)
Interest expense	(143)	(433)
Change in fair value of convertible notes	(5,758)	100
Change in fair value of warrants liability	(2,846)	36
Change in the fair value of the forward purchase agreement derivative liability	—	(2,218)
Total other income (expense), net	(8,747)	(2,515)
Loss before provision for income taxes	(12,697)	(7,096)
Provision for income taxes	—	—
Net loss	$(12,697)	$(7,096)
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.54)
Weighted-average shares outstanding, basic and diluted	67,106,081	13,025,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(unaudited)

(in thousands, except for share and per-share amounts)

	Stockholders' Deficit (unaudited)
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	12,699,668	$1	$67,739	$(88,502)	$(20,762)
Issuance of shares - equity line of credit	378,006	—	1,108	—	1,108
Issuance of shares - commitment fee for equity line of credit	218,842	—	1,000	—	1,000
Issuance of shares - prepaid forward contracts	—	—	1,870	—	1,870
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(7,096)	(7,096)
Balance, March 31, 2023	13,296,516	$1	$72,222	$(95,598)	$(23,375)

Balance, December 31, 2023	47,615,285	$5	$100,859	$(114,734)	$(13,870)
Issuance of shares - conversion of convertible notes	12,697,792	1	9,389	—	9,390
Issuance of shares - exercise of warrants	8,801,836	1	3,959	—	3,960
Issuance of shares - equity offering, net of issue costs	6,304,545	1	8,309	—	8,310
Stock-based compensation	—	—	434	—	434
Net loss	—	—	—	(12,697)	(12,697)
Balance, March 31, 2024	75,419,458	$8	$122,950	$(127,431)	$(4,473)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except for shares and per-share amounts)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(12,697)	$(7,096)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	27	4
Change in fair value of convertible notes (issued, converted and outstanding)	5,758	2,218
Change in fair value of forward purchase agreement derivative liability	—	(100)
Change in fair value of liability classified warrants (exercised and outstanding)	2,846	(36)
Stock-based compensation	434	505
Changes in operating assets and liabilities
Other receivables	—	12
Prepaid expenses	614	318
Other assets	2	—
Accounts payable	(493)	1,095
Accrued expenses	21	—
Other liabilities	—	786
Net cash used in operating activities	(3,488)	(2,294)

Cash flows from financing activities
Proceeds from issuance of convertible notes	979	3,000
Payment of convertible notes	—	(10)
Proceeds from issuance of shares	4,543	1,108
Proceeds from exercise of convertible note warrants	853	—
Proceeds of Pre-Funded warrants	3,769	—
Payment of commitment fee - equity line of credit	—	(500)
Proceeds from sale of recycled shares	—	1,870
Proceeds from notes payable	—	100
Payment of notes payable	(1,813)	(2,596)
Net cash provided by financing activities	8,331	2,972
Net increase in cash	4,843	678
Cash, beginning of period	176	47
Cash, end of period	$5,019	$725

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$508
Exercise of pre-funded warrants	$3,106	$—
Shares issued as payment of convertible notes	$9,387	$—
Issuance of convertible note warrants	$586	$500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ended December 31, 2024, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the related notes for the year ended December 31, 2023. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company's wholly owned subsidiary, SeaStar Medical, Inc. All significant intercompany transactions have been eliminated in consolidation.

Segment information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Liquidity and going concern

As of March 31, 2024, the Company has an accumulated deficit of $127.4 million and cash of $5.0 million. We do not believe that will be sufficient to enable us to fund our operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited interim condensed consolidated financial statements. We believe that these conditions raise substantial doubt about our ability to continue as a going concern.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

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

Note 2. Summary of Significant Accounting Policies

Use of estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Significant estimates include the valuation of the liability classified warrants, prepaid forward purchase agreement derivative liability, provision for income taxes, convertible debt measured at fair value, and the amount of stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management's best judgments at the time.

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

The Company uses a Black-Scholes option pricing model to fair value Warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is an interpolated value based on the remaining term of each individual instrument. The change in fair value of the liability classified warrants each reporting period is recorded to the change in fair value of warrants liability in the consolidated statement of operations.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

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

Recently issued accounting standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of this guidance on our disclosures.

Note 3. Accrued Expenses

Accrued expenses consisted of the following amounts as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Accrued bonus	$671	$501
Accrued director compensation	519	427
Accrued research and development	308	507
Accrued legal	—	43
Accrued interest	29	19
Other	17	26
Total accrued expenses	$1,544	$1,523

Note 4. Notes Payable

Notes payable activity was as follows for the three month period ended March 31, 2024:

($ in thousands)	LMFA	LMFAO	Maxim	Insurance Financing	Unamortized deferred financing costs
Balance as of December 31, 2023	$296	$1,128	$2,771	$565	$(52)
Payments	(296)	(1,128)	(181)	(208)	—
Amortization of costs	—	—	—	—	27
Balance as of March 31, 2024	$—	$—	$2,590	$357	$(25)

Future maturities of principal repayment of the notes payable as of March 31, 2024 are as follows:

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

($ in thousands)
2024 (remaining)	$357
2025	2,590
$2,947

Senior Secured LMFA Note Payable

The company entered into a senior secured note with LMFA in September 2022. The interest rate on the loan was 7.0% and was to mature on March 27, 2025. The Company paid this note in full during Q1 2024.

Senior Secured LMFAO Note Payable

The company entered into a senior secured note with LMFAO in October 2022. The interest rate on the loan was 7.0% and was to mature on March 27, 2025. The Company paid this note in full during Q1 2024.

Unsecured Maxim Note Payable

In October 2022, the Company entered into an unsecured promissory note with Maxim, for an aggregate principal amount of $4.2 million. The interest rate on the note is 7% and matures on May 8, 2025.

Insurance Financing

In October 2023, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. The Company will pay the remaining five monthly installments of principal and interest with the last payment being made in August 2024.

Note 5. Convertible Notes

The activity for the convertible notes is disclosed in the table below for the period ended March 31, 2024. See our Annual Report on Form 10-K for the year-ended for December 31, 2023, for all other details relating to the Investor D convertible notes issued prior to December 31, 2023. During the quarter-ended March 31, 2024, the Company entered into two additional Investor D note issuances:

The Company completed Additional Closings related to the Second Amendment to the Investor D SPA on January 12, 2024 and January 24, 2024, issuing notes in principal amounts of $0.3 million and $0.8 million, respectively, each at 7.00% per annum (the "Fifth Investor D Note" and "Sixth Investor D Note", collectively called the "2024 Investor D Notes"). The 2024 Investor D Notes mature on April 12, 2025 and April 24, 2025, respectively. The 2024 Investor D Notes have an initial conversion price of $0.56 per share and are convertible into shares of the Company's common stock, par value $0.0001 (the "common stock"), beginning on the earlier of June 11, 2024 (or earlier upon mutual written agreement of the Company and the purchaser), or the date of an event of default, as defined in the note. The Company also issued warrants to purchase up to 131,927 and 395,781 shares of common stock, respectively, with an exercise price of $0.56 per share, and an additional warrants to purchase up to 131,927 and 395,781 shares of common stock, respectively, with an exercise price of $0.56 per share.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

($ in thousands)	3rd Investor D Note 3-1	3rd Investor D Note 3-2	3rd Investor D Note 3-3	3rd Investor D Note 3-4	4th Investor D Note	5th Investor D Note	6th Investor D Note	Total
Balance as of December 31, 2023	$1,012	999	$972	$568	$822	$—	$—	$4,373
Issuance (Face Value)	—	—	—	—	—	272	815	1,087
Fair value of detachable warrants at issuance	—	—	—	—	—	(147)	(439)	(586)
(Gain)/Loss on conversion	1,201	636	615	381	77	482	2,005	5,397
Conversion to common stock	(2,213)	(1,635)	(1,587)	(949)	(125)	(607)	(2,381)	(9,497)
(Gain)/Loss on reporting period remeasurement	—	—	—	—	361	—	—	361
Balance as of March 31, 2024	$—	—	$—	$—	$1,135	$—	$—	1,135

Future maturities of principal repayment of convertible Notes as of March 31, 2024, was as follows:

($ in thousands)
2024 (remaining)	$—
2025	1,135
$1,135

On January 30, 2024, the institutional investor agreed to waive its Optional Redemption Rights and any event of default that may arise thereunder with respect to this offering and suspend the Optional Redemption Rights for a period of sixty (60) days following the closing of this offering (the “Suspension Period”), and the Company granted the institutional investor a right to redeem all or a portion of the then outstanding Conversion Amount (as defined in the Note Documents) within three (3) trading days after the Suspension Period at an amount equal to 200% of the Conversion Amount.

During the quarter-ended March 31, 2024, the institutional investor converted approximately $3.3 million (face value) of outstanding debt, by converting the outstanding debt into approximately $9.5 million of the Company's common stock. As of March 31, 2024, the Company still owed the institutional investor approximately $1.0 million (face value) in convertible debt, with a fair value of approximately $1.1 million.

The Company incurred a loss of approximately $5.8 million as a result of the following: (i) $4.7 million loss on conversion into equity as a result of the difference between the fair value of the convertible notes being converted and the equity being delivered, (ii) $0.7 million losses on issuance of the Investor D convertible notes issued during the three-months ended March 31, 2024, as a result of the combination of the fair value of detachable warrants issued in conjunction to the Investor D Notes issues during the three-months ended March 31, 2024, and the excess fair value over the proceeds received for the Investor D convertible notes issues during the three-months ended March 31, 2024, and (iii) $0.4 million loss on the change in fair value of those Investor D convertible notes still outstanding as of March 31, 2024.

Note 6. Equity Transactions

On January 26, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company issued to the Purchaser (the "Q1 2024 SPA"), (i) in a registered direct offering, 6,304,545 shares of the Company’s common stock, par value $0.0001 per share, and pre-funded warrants to purchase 4,536,216 shares of Common Stock with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, series A warrants to purchase 10,840,761 shares of common stock (the "Series A Common Warrants") and series B warrants to purchase 5,420,381 shares of common stock each with an exercise price of $0.8302 (the "Series B Common Warrants" and together with the Series A Common Warrants, the "Investor E Warrants". Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.”

The Company received aggregate gross proceeds from the Transactions of approximately $9.0 million, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company. The Shares were declared effective on December 22, 2023. The Investor E Warrants will be exercisable commencing on the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Investor E Warrants. The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Date and the Series B Common Warrants will expire on the 12 month anniversary of the Stockholder Approval Date. The Pre-Funded Warrants will not expire and will be exercisable commencing on January 26, 2024, and at any time until all of the Pre-Funded Warrants are exercised in full. All Pre-Funded Warrants were exercised during the first quarter ended March 31, 2024.

The Company paid approximately $0.7 million in fees to the Placement Agent and issued 542,038 warrants (the "PA Warrants") to purchase shares of the Company's common stock, with a fair value of approximately $0.3 million at issuance. The exercise price of these warrants is $0.9132 and the warrants became exercisable on January 30, 2024, expiring one year after the grant date.

Tumin Equity Line of Credit

During the year ended December 31, 2023, the Company sold 6,500,000 shares of common stock to Tumim for proceeds of approximately $4.7 million as part of the Tumin Equity Line of Credit (see the Company's Annual Report on Form 10-K for the year-ended December 31, 2023, for additional information on the structure and purpose). As of December 31, 2023, approximately $95.3 million was available to draw. In February 2024, the Company and Tumim agreed to terminate the Purchase Agreement.

Note 7. Warrants

Warrants Issued in FY 2024

As discussed in Note 7, as part of the Q1 2024 SPA, the Company issued on January 26, 2024 the following warrants to purchase the Company's common stock:

•
Pre-Funded Warrants - warrants to purchase 4,536,216 shares of common stock with an exercise price of $0.0001. The Pre-Funded Warrants had no expiration date and were exercisable commencing on the date of issuance and at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants were exercised in full during the first quarter-ended March 31, 2024
•
Series A and Series B Warrants - in a concurrent private placement, Series A Common Warrants to purchase 10,840,761 shares of Common Stock and Series B Common Warrants to purchase 5,420,381 shares of common stock each with an exercise price of $0.8302.
•
Investor E Warrants will be exercisable commencing on the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Investor E Warrants. The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date and the Series B Common Warrants will expire on the 12-month anniversary of the Stockholder Approval Date.

Maxim Group LLC acted as the placement agent in connection with the Transactions pursuant to the Placement Agency Agreement, dated January 26, 2024, by and between the Company and the Placement Agent. The Placement Agent will receive warrants to purchase common stock covering a number of shares equal to 5% of the total number of shares of common stock sold in the Transactions. The PA Warrants will be exercisable commencing six months after the Closing and will expire five years after such date. The PA Warrants are exercisable at a price equal to 110.0% of the offering price in connection with the placement.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined the Investor E and PA Warrants meet the conditions for equity classification, and should be carried on the consolidated balance sheets as a component of stockholders equity (deficit). The initial fair value of the convertible note warrants was determined using a Black-Scholes option pricing model, which considers variables such as estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years.

The Company had the following warrants outstanding at March 31, 2024 and December 31, 2023:

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

	March 31, 2024	December 31, 2023
Liability Classified Warrants
Investor D Warrants	3,158,086	6,368,289
Private Placement Warrants	5,738,000	5,738,000
PIPE Investor Warrants	500,000	500,000
Subtotal	9,396,086	12,606,289

Equity Classified Warrants
Investor E Warrants	16,261,142	—
Placement agent Warrants	542,038	—
Public Stockholders' Warrants	10,550,000	10,550,000
Legacy Warrants	48,914	48,914
Subtotal	27,402,094	10,598,914
Grand Total	36,798,180	23,205,203

The following tables provides the weighted-average strike price and time to maturity for each warrant tranche as of March 31, 2024 and December 31, 2023:

March 31, 2024	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Investor D Warrants	3,158,086	$0.50	4.40
Private Placement Warrants	5,738,000	$11.50	3.57
PIPE Investor Warrants	500,000	$11.50	3.57

Equity Classified Warrants
Investor E Warrants	16,261,142	$0.83	4.45
Placement Agent Warrants	542,038	$0.91	5.25
Public Stockholders' Warrants	10,550,000	$11.50	3.57
Legacy SeaStar Inc. Warrants	48,914	$10.00	2.13

December 31, 2023	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Investor D Warrants	6,368,289	$0.50	4.65
Private Placement Warrants	5,738,000	$11.50	3.82
PIPE Investor Warrants	500,000	$11.50	3.82

Equity Classified Warrants
Public Stockholders' Warrants	10,550,000	$11.50	3.82
Legacy SeaStar Inc. Warrants	48,914	$10.00	2.38

Below is the warrant activity for the period ended March, 31, 2024:

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

	Investor D Warrants	Investor E Warrants	Placement Agent Warrants	Private Placement Warrants	PIPE Investor Warrants	Public Stockholders' Warrants	Legacy Warrants
Outstanding as of December 31, 2023	6,368,289	—	-	5,738,000	500,000	10,550,000	48,914
Issuance	1,055,416	20,797,358	542,038	—	—	—	—
Exercised	(4,265,619)	(4,536,216)	—	—	—	—	—
Forfeited / cancelled	—	—	—	—	—	—	—
Outstanding as of March 31, 2024	3,158,086	16,261,142	542,038	5,738,000	500,000	10,550,000	48,914

During the quarter-ended March 31, 2024, the Company incurred $1.6 million from losses on exercises of certain Investor D Warrants, and a loss of approximately $1.2 million from the mark-to-market adjustment for all remaining liability classified warrants; which are required to be remeasured at fair value at each reporting period, including March 31, 2024.

`

Note 8. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company's condensed consolidated statements of operations for the period indicated:

Hi, I am hiring for my 9* logistics company. If interested, please send working stats and # of EE merits. Thank you!

	Three Months Ended March 31,
($ in thousands)	2024	2023
Research and development	$119	$39
General and administrative	315	466
Total stock-based compensation	$434	$505

Equity incentive plan - summary

2022 Omnibus Incentive Plan

The Company's Board of Directors adopted, and the shareholders approved the 2022 Omnibus Incentive Plan to provide long-term incentive for its employees and non-employee service providers. The vesting of stock options is stated in each individual grant agreement, which is generally either one or four years. Options granted expire 10 years after the date of grant.

2019 Stock Incentive Plan

The Company’s Board of Directors adopted the 2019 Stock Incentive Plan on February 25, 2019, to provide long-term incentive for its employees and non-employee service providers. The Stock Incentive Plan was terminated on October 28, 2022, and no further awards were granted under such plan.

Equity incentive plan - stock options

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Option activity for the periods ended March 31, 2024, is as follows:

2022 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	351,029	$1.84	$—	9.1
Exercised	—
Issued	—
Forfeited / cancelled	—
Outstanding at March 31, 2024	351,029	$1.84	$—	8.8
Vested and exercisable at March 31, 2024	-	$—	$—	8.8

2019 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	244,792	$1.84	$—	6.4
Exercised	—
Issued	—
Forfeited / cancelled	—
Outstanding at March 31, 2024	244,792	$1.84	$—	6.2
Vested and exercisable at March 31, 2024	213,273	$1.84	$—	6.2

Equity incentive plan - restricted stock units

A summary of the Company’s restricted stock unit (‘RSU”) activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grand Date Fair Value (per share)
Outstanding at December 31, 2023	234,019	$1.47
Granted	—
Vested	—
Forfeited / cancelled	—
Outstanding at March 31, 2024	234,019	$1.47

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

2019 Stock Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grand Date Fair Value (per share)
Outstanding at December 31, 2023	92,442	$8.00
Exercised	—
Vested	(19,689)
Forfeited / cancelled	—
Outstanding at March 31, 2024	72,753	$8.00

Note 9. Commitments and Contingencies

License and distribution agreement

On December 27, 2022, the Company entered into a license and distribution agreement (“License Agreement”) with a distributor, appointing the distributor as the exclusive distributor to promote, advertise, market, distribute and sell the Selective Cytopheretic Device (“SCD”) in the United States. The Company received an upfront payment of $0.1 million on January 3, 2023. Pursuant to the License Agreement, the Company received milestone payments in the amounts of approximately $0.5 million for obtaining a Humanitarian Device Approval ("HDE") from the Food and Drug Administration (the "FDA") and shall receive another milestone payment of approximately $0.4 million after the distributor sells the first sixty units to third parties. The term of the agreement is three years. The license agreement was amended in December 2023, removing the potential to require refund of the $0.1 million up-front payment from the Company to the distributor, while extending a certain milestone payment owed to the Company upon certain regulatory achievements. However, recognition for such relief from repayment of the deposit would be recognized over the remaining term of the agreement due to certain ongoing future obligations of the Company under the arrangement.

Lease agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was approximately $8 thousand for the three months ended March 31, 2024 and 2023, respectively.

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

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Note 10. Fair Value Measurements

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

Fair Value Measurement Hierarchy

The following table presents the Company's financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level withing the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets or goodwill which can require non-recurring measurements for impairment.

	Fair Value Measurements at March 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$—	$—	$1,135	$1,135
Liability classified warrants	—	—	2,633	2,633
	$—	$—	$3,768	$3,768

	Fair Value Measurements at December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$—	$—	$4,179	$4,179
Liability classified warrants	—	—	2,307	2,307
Total	$—	$—	$6,486	$6,486

Summary of Level 3 Input Changes

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the periods ended March 31, 2024 and December 31, 2023 (in thousands):

Level 3 Roll Forward	Convertible Notes	Liability Classified Warrants
Balance December 31, 2023	$4,373	$2,307
Additions	501	586
Cash paid to settle	—	—
Shares issued upon conversion or exercise	(4,100)	(3,106)
Changes in fair value	361	2,846
Balance March 31, 2024	$1,135	$2,633

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

Level 3 Inputs

For assets or liabilities for which the Company is required to remeasure the fair value on a recurring basis at each reporting date, generally the Company is required to disclose certain quantitative data related to the inputs used at the most recent reporting period date. However, for those assets or liabilities for which the Company has elected to take the FVO in accordance with ASC 825, Financial Instruments, then such quantitative disclosures are not required.

Liability Classified Warrants

The liability classified warrants as of March 31, 2024 and December 31, 2023, include three classes of warrants, and therefore, the range of assumptions used has been provided. Significant assumptions used in valuing warrants which require liability classification were as follows as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Minimum	Maximum
Expected volatility	85.00%	100.00%
Equivalent term (#)	3.58	5.25
Risk-free rate	4.26%	4.35%
Dividend yield	0.00%	0.00%
Stock price	$0.73	$0.73
Strike price (#)	$0.20	$11.50

	December 31, 2023
	Minimum	Maximum
Expected volatility	85.00%	90.00%
Equivalent term	4.04	4.65
Risk-free rate	3.84%	3.90%
Dividend yield	0.00%	0.00%
Stock price	$0.44	$0.44
Strike price	$0.50	$11.50

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

Note 12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended March 31,
	2024	2023
Net loss	$(12,697)	$(7,096)
Weighted-average shares outstanding - basic and diluted	67,106,081	13,025,852
Basic and diluted net loss per share	$(0.19)	$(0.54)

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2024	2023
Investor D warrants	3,158,086	328,352
Investor E warrants	16,261,142	—
Placement Agent warrants	542,038	—
Public Stockholders' warrants	10,550,000	10,350,000
Private Placement warrants	5,738,000	5,738,000
PIPE Investor warrants	500,000	700,000
Legacy warrants	48,914	69,714
Employee based options to purchase common stock	213,273	244,792
Unvested employee based restricted stock units	306,772	298,389
Total	37,318,225	17,729,247

Note 13. Subsequent Events

Investor D April 2024 Side Letter

On April 1, 2024, the Company and Investor D entered into the a side letter agreement (the "April 2024 Side Letter") whereby each party agreed to suspend certain rights of Investor D for a 60 day period, extending those rights from March 30, 2024, to May 30, 2024. Those rights included a 10 day notice period for any subsequent financing and rights to review terms of such financing arrangements. Finally, Investor D waived its rights or notice of default in the event of such financings. In addition, after the end to the May 30, 2024, suspension period has been reached, Investor D has the right to require the Company to redeem all or a portion of any outstanding Investor D convertible notes in the amount equity to 200% of the conversion amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical", “we", “us", “our,” and “the Company” are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries following the Business Combination.

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

We have incurred net losses in each year since our inception in 2007. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $127.4 million and $114.7 million, respectively. Our net losses were $12.7 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

As of March 31, 2024 and December 31, 2023, we had cash of $5.0 million and $0.2 million, respectively.

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

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited consolidated financial statements are made available. See Note 1 to our unaudited consolidated financial statements for the three months ended March 31, 2024 included elsewhere in this Form 10-Q for additional information on our assessment.

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

Key Components of Results of Operations

Revenue

To date, we have not generated any revenue from the sale of commercialized products. Our pediatric SCD received HDE approval from the Food and Drug Administration (the "FDA") in February 2024, and we expect to commercialize the product in the near term. Revenue has been primarily derived from government and other grants. We may generate revenue in the future based on payments from license or collaboration agreements and government and other grants, and, from product sales of our pediatric SCD. We expect that any revenue we generate will fluctuate from quarter to quarter. We also continue to develop our adult SCD product for which we are pursuing FDA approval. If we fail to complete the development of or obtain regulatory approval for commercialization of our adult SCD products in a timely manner, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months Ended
	March 31,		Change
($ in thousands)	2024	2023	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	1,697	1,730	(33)	(2)%
General and administrative	2,253	2,851	(598)	(21)%
Total operating expenses	3,950	4,581	(631)	(14)%
Loss from operations	(3,950)	(4,581)	631	(14)%
Total other income (expense)	(8,747)	(2,515)	(6,232)	248%
Loss before income tax provision	(12,697)	(7,096)	(5,601)	79%
Income tax provision (benefit)	—	—	—	—
Net loss	$(12,697)	$(7,096)	$(5,601)	79%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Three Months Ended
	March 31,		Change
($ in thousands)	2024	2023	$	%
Clinical trials	$613	550	$63	11%
External services	345	549	(204)	(37)%
Payroll and personnel expenses	690	568	122	21%
Other research and development expenses	49	63	(14)	(22)%
	$1,697	$1,730	$(33)	(2)%

Research and development expenses for the three months ended March 31, 2024 and 2023 were $1.7 million and $1.7 million, respectively. The slight decrease in research and development expenses of less than $0.1 million, or 2%, was primarily driven by (i) a decrease in the use of external services of $0.1 million, driven by a reduction in the amount of focus on the design of the technology, and (ii) a reduction in other expenses of less than $0.1 million, due to a reduction in patent fees. This was offset by (i) increases in clinical trial expenses of $0.1 million, and (ii) an increase in payroll and personnel expenses of $0.1 million, as the Company began to increase its clinical trial activity in order to gain future regulatory approvals.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 and 2023 were $2.3 million and $2.9 million, respectively. The decrease in general and administrative expenses of approximately $0.6 million was driven by a reduction in (i) $0.2 million reduction in accounting, finance, legal and SEC related fees, as the extension of the Form 10-K filing into April of 2024, moved some efforts into the second quarter of 2024 including proxy related costs, (ii) $0.1 million reduction in sales and marketing expenses, (iii) $0.1 million reduction in insurance fees, (iv) $0.1 million in other related business expenses driven mostly by a legal settlement in Q1 2023, and (v) $0.1 million reduction due to a combination of slightly lower personnel costs and use of third-party consultants during the first quarter of 2024.

Other Income (Expense)

Other expenses increased approximately $6.2 million, or 248% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The key drivers for this increase was (i) a $4.6 million loss on the extinguishment of convertible notes, due to the fair value of the common stock issued in excess of the fair value of the underlying note; (ii) $2.8 million loss on the change in the fair value of liability classified warrants, whether exercised or outstanding at March 31, 2024, a (iii) $0.7 million loss on issuance of convertible notes, as a result of the fair value of the convertible notes exceeding the proceeds received from the investor, net of the fair value of detachable warrants and (iv) a $0.4 million loss on the increase in the fair value of convertible notes. This was offset by (i) the company recognized a $2.2 million dollar loss on a forward purchase agreement derivative liability at March 31, 2023, which no longer exists in 2024, and (ii) $0.3 million reduction in interest expense as a result of both paying down notes payable and converting all but $1.1 million in convertible notes at March 31, 2024.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the three months ended March 31, 2024, and a provision for income taxes of $0.0 million for the three months ended March 31, 2023.

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

Net Loss

During the three months ended March 31, 2024, SeaStar Medical had a net loss of $12.7 million compared to a net loss of $7.1 million for the three months ended March 31, 2023. The increased net loss of $5.6 million has been disclosed in the above discussion.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $127.4 million and $114.7 million, respectively.

As of March 31, 2024 and December 31, 2023, we had cash of $5.0 million and $0.2 million, respectively. We expect that our existing cash will be insufficient to fund our operations, including clinical trial expenses and capital expenditure requirements. We believe that this raises doubt about our ability to continue as a going concern. To finance our operations beyond that point, we would need to raise additional capital, and there is no guarantee that we will be able to secure additional funding on favorable terms, or at all. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited condensed consolidated financial statements for the period ended March 31, 2024.

We would receive the proceeds from any exercise of any warrants that are exercised for cash pursuant to their terms. Assuming the exercise in full of all of the warrants for cash, we would receive an aggregate of approximately $16.2 million, but would not receive any proceeds from the sale of the shares of common stock issuable upon such exercise. To the extent any warrants are issued on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. We would expect to use any such proceeds received from warrants that are exercised for cash in the future for general corporate and working capital purposes, which would increase our liquidity. However, we will only receive such proceeds if and when the warrant holders exercise the warrants. The exercise of the warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our common stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. There is no assurance that the warrant holders will elect to exercise for cash any or all of such warrants, and we believe that any such exercise currently is unlikely to occur as described below. As of the date of this Annual Report, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our warrants and the merit of including potential cash proceeds from the exercise in our liquidity projections.

We do not expect to rely on the cash exercise of warrants to fund our operations. Instead, we intend to rely on our primary sources of cash discussed elsewhere in this Form 10-Q to continue to support our operations. Accordingly, we believe that it is currently unlikely that warrant holders will exercise their warrants. The likelihood that warrant holders will exercise the warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock remains less than $0.8302 per share, we believe our warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless, and we may not receive any proceeds from the exercise of the warrants. To the extent that any of the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease.

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our adult SCD product for approval by the FDA, and (ii) if regulatory approval is obtained, to launch and commercialize our adult SCD product in the U.S. market, including subsequent launches in key international markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
our ability to receive cash proceeds from new and existing funding sources;
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

Based on our results of operations and liquidity as of March 31, 2024, we believe our cash and cash equivalents, including the cash we obtained from the Q1 2024 SPA registered direct financing are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited consolidated financial statements for the three months ended March 31, 2024, are made available. In addition, we do not expect to receive any cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of such warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher, than we project, and our cash and cash equivalents position is reduced faster than anticipated. We do not currently have any committed external source of funds.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

Cash Flow from Operating Activities

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(3,488)	$(2,294)
Investing activities	—	—
Financing activities	8,331	2,972
	$4,843	$678

Net cash used in operating activities for the three months ended March 31, 2024 was $3.5 million compared to $2.3 million for the three months ended March 31, 2023. The increase in cash used for operating activities of $1.2 million is primarily due to the timing of certain payments to vendors, reducing our outstanding payables, as a result cash provided by financing activities as discussed below.

Net cash provided by financing activities for the three months ended March 31, 2024 was $8.3 million, primarily related to the issuance of new shares of common stock, proceeds from exercise of warrants, and the avoidance of certain principal payments due to the conversion of certain convertible notes. Cash provided by financing activities for the three months ended March 31, 2023 was $3.0 million, primarily from the issuance of notes payable.

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

There has been no material change from the policies or methods disclosed in our Annual Report to Form 10-K filed April 16, 2024, as amended by Form 10-K/A filed April 26, 2024, for the year-ended December 31, 2023.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of this the Business Combination, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large-accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2024:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
LMFA note payable	$—	$—	$—	$—	$—
LMFAO note payable	—	—	—	—	—
Maxim note payable	2,565	—	2,565	—	—
Convertible Notes	918	918	—	—	—
Insurance Financing	357	357	—	—	—
Total contractual obligations	$3,840	$1,275	$2,565	$—	$—

Recent Developments

In April of 2024, the Company was included as part of a consortium with various research institutions as part of a National Institute for Health ("NIH") National Heart, Lung, and Blood Institute has awarded a $3.6 million grant, of which SeaStar expects to receive a portion, for serving as a contract research organization for the clinical trial, to evaluate the Selective Cytopheretic Device Adult (SCD-ADULT, a member of the Company’s Quelimmune™ product family). SCD-Adult is a potential bridging strategy to left ventricular assist device (LVAD) implantation in patients with chronic heart failure (CHF) who have progressed to acute decompensated heart failure (ADHF). This grant award follows a Breakthrough Device Designation for cardiorenal syndrome granted by the FDA's Center for Biologics Evaluation and Research (CBER) in September 2023. With current standard of care treatment, ADHF can accelerate worsening renal function in a feedback loop known as cardiorenal syndrome, which is associated with a poor prognosis. These patients are often ineligible for lifesaving LVAD implantation due to the severity of their condition. This grant was awarded to Innovative BioTherapies (IBT), which is led by SCD inventor H. David Humes, M.D., Professor, Division of Nephrology, Internal Medicine, University of Michigan and SeaStar Medical Scientific Advisor.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2024.

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

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing the audited consolidated financial statements as of and for the year-ended December 31, 2023, our management identified material weaknesses in its internal controls over financial reporting related to a deficiency in the design and operation of our financial accounting and reporting controls.

To help address the material weaknesses, we have strengthened our accounting team with the addition of an experienced Controller and Chief Financial Officer and have identified additional accounting resources that are expected to help to remediate the material weaknesses. We will also continue to review the overall internal control environment as we develop the requisite internal control framework. While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the changes intended to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

No additional risk factors have arisen not already disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2023, filed April 16, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, we did not have sales of unregistered securities

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.Item 6. Exhibits.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the registrant on April 18, 2024).
4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on January 30, 2024).
4.2	Form of Series A Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Registrant on January 30, 2024).
4.3	Form of Series B Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to Form 8-K filed by the Registrant on January 30, 2024).
10.4+#	Employment Agreement, dated January 10, 2024, by and between the Company and David Green (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the registrant on January 11, 2024).
10.5	Form of Series Purchase Agreement by and among the Company and the party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 30, 2024).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith

+ Indicates management contract or compensatory plan or arrangement.

# Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The

Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the

Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: May 14, 2024	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ David Green
David Green
Chief Financial Officer (Principal Financial and Accounting Officer)