Form 10-K/A
period 2023-12-31
SeaStar Medical Holding Corp
filed 2024-07-03
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Capital Market on July 3, 2024 was $23,606,503.

The number of shares of Registrant’s Common Stock outstanding as of July 5, 2024, was 3,221,104

EXPLANATORY NOTE

SeaStar Medical Holding Corporation (“SeaStar,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 2 on Form 10-K/A for the year ended December 31, 2023 (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Form 10-K”) and amended on April 26, 2024. We are filing this Form 10-K/A to include certain exhibits, including Exhibits 4.5, 4.9, 4.10, 4.11, 4.12, 4.13 and 10.39 which were inadvertently omitted from the Original Form 10-K.

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

Table of Contents

Page
Explanatory Note

PART IV
Item 15.	Exhibits, Financial Statement Schedules	1

i

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

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on March 16, 2023).
4.5**	Description of Securities
4.6	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K dated January 30, 2024).
4.7	Form of Series A Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K dated January 30, 2024).
4.8	Form of Series B Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 of Form 8-K dated January 30, 2024).
4.9**	Form of Warrant to Purchase Common Stock dated August 7, 2023
4.10**	Form of Warrant to Purchase Common Stock dated December 11, 2023
4.11**	Form of Warrant to Purchase Common Stock dated January 12, 2024
4.12**	Form of Warrant to Purchase Common Stock dated January 24, 2024
4.13**	Form of Placement Agent Warrant
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

10.38√	Amendment No. 1 to the License and Distribution Agreement, dated December 29, 2023, by and between the Company and Nuwellis, Inc.
10.39**	Second Amendment to Securities Purchase Agreement, dated December 11, 2023, by and between the Company and 3i, LP
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 8-K filed by the registrant on November 4, 2022).
23.1	Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year-ended December 31, 2022
23.2	Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year-ended December 31, 2023

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to Form 10-K filed April 16, 2024).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Form 10-K/A filed April 26, 2024).

31.3

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 to Form 10-K/A filed April 26, 2024)

31.4

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.4 to Form 10-K/A filed April 26, 2024).

31.5**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.6**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed April 16, 2024).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Form 10-K/A filed April 26, 2024).

97.1	SeaStar Medical Holding Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97,1 to Form 10-K/A filed April 26, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SeaStar Medical Holding Corporation

Date: July 3, 2024	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: July 3, 2024	By:	/s/ David Green
David Green
Chief Financial Officer (Principal Financial and Accounting Officer)