Form 10-Q
period 2024-06-30
SeaStar Medical Holding Corp
filed 2024-08-13
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 31, 2024, the registrant had 4,168,972 shares of common stock, $0.0001 par value per share, outstanding.

SeaStar Medical Holding Corporation

June 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$1,179	$176
Prepaid expenses	1,235	2,132
Total current assets	2,414	2,308
Other assets	1,053	1,205
Total assets	$3,467	$3,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,117	$4,372
Accrued expenses	2,258	1,523
Upfront payment for license agreement	—	100
Contract liabilities, current portion	112	—
Notes payable, net of deferred financing costs	3,140	565
Convertible notes, current portion	—	4,179
Liability classified warrants	303	2,307
Total current liabilities	9,930	13,046
Notes payable, net of deferred financing costs	—	4,143
Contract liabilities, net of current portion	438	—
Convertible notes, net of current portion	—	194
Total liabilities	10,368	17,383
Commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock - $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value per share; 500,000,000 shares authorized; 3,221,104 and 1,904,611 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	123,765	100,863
Accumulated deficit	(130,667)	(114,734)
Total stockholders' deficit	(6,901)	(13,870)
Total liabilities and stockholders' deficit	$3,467	$3,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$2,334	$1,981	$4,031	$3,711
General and administrative	2,335	1,769	4,588	4,620
Total operating expenses	4,669	3,750	8,619	8,331
Loss from operations	(4,669)	(3,750)	(8,619)	(8,331)
Other income (expense)
Interest income	25	—	25	—
Interest expense	(82)	(225)	(225)	(658)
Change in fair value of convertible notes	(387)	(100)	(6,145)	—
Change in fair value of warrants liability	1,880	723	(966)	759
Change in the fair value of the forward purchase agreement derivative liability	—	910	—	(1,308)
Total other income (expense), net	1,436	1,308	(7,311)	(1,207)
Loss before provision for income taxes	(3,233)	(2,442)	(15,930)	(9,538)
Provision for income taxes	3	5	3	5
Net loss	$(3,236)	$(2,447)	$(15,933)	$(9,543)
Net loss per share of common stock, basic and diluted	$(1.03)	$(4.10)	$(5.36)	$(17.06)
Weighted-average shares outstanding, basic and diluted	3,154,782	597,315	2,975,248	559,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(unaudited)

(in thousands, except for share and per-share amounts)

	Stockholders' Deficit (unaudited)
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,016,078	$1	$100,863	$(114,734)	$(13,870)
Issuance of shares - conversion of convertible notes	507,912	—	9,389	—	9,389
Issuance of shares - exercise of warrants	352,074	—	3,959	—	3,959
Issuance of shares - equity offerings, net of issuance costs	252,182	—	8,309	—	8,309
Stock-based compensation	—	—	434	—	434
Net loss	—	—	—	(12,697)	(12,697)
Balance as of March 31, 2024	3,128,246	$1	$122,954	$(127,431)	$(4,476)
Issuance of shares - conversion of convertible notes	92,858	—	826	—	826
Issuance costs - registration of previously issued warrants	—	—	(56)	—	(56)
Stock-based compensation	—	—	41	—	41
Net loss	—	—	—	(3,236)	(3,236)
Balance as of June 30, 2024	3,221,104	$1	$123,765	$(130,667)	$(6,901)

Balance as of December 31, 2022	507,987	$1	$67,739	$(88,502)	$(20,762)
Issuance of shares - equity line of credit	15,120	—	1,108	—	1,108
Issuance of shares - commitment fee for equity line of credit	8,754	—	1,000	—	1,000
Issuance of shares - prepaid forward contracts	—	—	1,870	—	1,870
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(7,096)	(7,096)
Balance as of March 31, 2023	531,861	$1	$72,222	$(95,598)	$(23,375)
Issuance of shares - equity line of credit	1,080	—	55	—	55
Issuance of shares - conversion of convertible notes	123,527	—	1,936	—	1,936
Issuance of shares - vesting of RSUs	6,136	—	—	—	—
Issuance of shares - prepaid forward contracts	43,879	—	—	—	—
Forward Purchase Agreement Derivative Liability	—	—	11,519	—	11,519
Stock-based compensation	18,367	—	555	—	555
Net loss	—	—	—	(2,447)	(2,447)
Balance as of June 30, 2023	724,850	$1	$86,287	$(98,045)	$(11,757)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except for shares and per-share amounts)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(15,933)	$(9,543)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	57	23
Change in fair value of convertible notes (issued, converted and outstanding)	6,145	—
Change in fair value of forward purchase agreement derivative liability	—	1,308
Change in fair value of liability classified warrants (exercised and outstanding)	966	(759)
Stock-based compensation	475	1,060
Changes in operating assets and liabilities
Other receivables	—	12
Prepaid expenses	897	658
Other assets	152	—
Accounts payable	(255)	2,428
Accrued expenses	689	350
Other liabilities	495	—
Net cash used in operating activities	(6,312)	(4,463)

Cash flows from financing activities
Proceeds from issuance of convertible notes	979	5,000
Payment of convertible notes	(700)	(258)
Proceeds from issuance of shares	4,492	1,163
Proceeds from exercise of convertible note warrants	853	—
Proceeds of pre-funded warrants	3,766	—
Payment of commitment fee - equity line of credit	—	(500)
Proceeds from sale of recycled shares	—	1,870
Proceeds from notes payable	—	100
Payment of notes payable	(2,075)	(2,946)
Net cash provided by financing activities	7,315	4,429
Net increase / (decrease) in cash	1,003	(34)
Cash, beginning of period	176	47
Cash, end of period	$1,179	$13

Supplemental disclosure of cash flow information
Cash paid for interest	$439	$508
Exercise of liability classified warrants	$3,106	$—
Shares issued from conversion of convertible notes	$10,210	$—
Issuance of convertible note warrants	$586	$500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

Note 1. Description of Business

Organization and description of business

SeaStar Medical Holding Corporation, a Delaware corporation ("SeaStar") and its wholly owned subsidiary, SeaStar Medical, Inc., are collectively referred to as the "Company". SeaStar Medical, Inc. was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is a commercial stage medical technology company developing a proprietary platform therapy, its Selective Cytopheretic Device (“SCD”), to reduce the consequences of hyperinflammation on vital organs. The primary target of this technology is for the treatment of acute kidney injuries. The Company received FDA approval for our pediatric SCD on February 22, 2024, under a Humanitarian Device Exemption ("HDE"), and shipped it's first commercial units in July 2024 (see Note 14, Subsequent Events).

On October 28, 2022, LMF Merger Sub, Inc., a wholly owned subsidiary of LMF Acquisition Opportunities, Inc., (“LMAO”) merged with and into SeaStar Medical, Inc. (the "Business Combination"), with SeaStar Medical, Inc. surviving the Business Combination as a wholly owned subsidiary of LMAO. Following the consummation of the Business Combination, LMAO was renamed "SeaStar Medical Holding Corporation."

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ended December 31, 2024, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the related notes for the year ended December 31, 2023. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023 except for inclusion of the Company’s policy for revenue recognition, which is discussed in Note 2 of this Form 10-Q.

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company's wholly owned subsidiary, SeaStar Medical, Inc. All significant intercompany transactions have been eliminated in consolidation.

On June 7, 2024, the Company effected a 1-for-25 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.0001 (the "common stock"). Following the effect of the Reverse Stock Split, every 25 shares of the Company’s common stock that were issued and outstanding automatically converted into one outstanding share of common stock. All stock options and warrants of the Company outstanding immediately prior to the Reverse Stock Split were proportionally adjusted except for the Listed Warrants and the private placement warrants that were issued as part of the SPAC transaction that closed on October 28, 2022, which total 16,788,000 outstanding warrants in the aggregate (the “Unadjusted Warrants”). The Unadjusted Warrants retained an $11.50 exercise price each and require the exercise of 25 warrants to purchase one share of common stock. Unless otherwise indicated, all other share and per share amounts in this quarterly report reflect the effect of the Reverse Stock Split. The par value of the Company’s common stock remained unchanged at $0.0001 per share and the number of authorized shares of common stock remained the same after the Reverse Stock Split.

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

Segment information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Liquidity and going concern

As of June 30, 2024, the Company has an accumulated deficit of $130.7 million and cash of $1.2 million. We do not believe our cash will be sufficient to enable us to fund our operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited interim condensed consolidated financial statements. We believe that these conditions raise substantial doubt about our ability to continue as a going concern.

The Company's need for additional capital will depend in part on the scope and costs of its development activities. Through June 30, 2024, we had not generated any revenue from the sales of commercialized products. While the Company shipped its first commercial units of pediatric SCD devices in July 2024, the Company's ability to generate sufficient product revenue to generate positive operating cash flows will depend on the further successful development and eventual commercialization of the Company's pediatric SCD devices. Until such time, if ever, the Company expects to finance its operations through the sale of equity or debt, borrowing under credit facilities, through potential collaborations, other strategic transactions or grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

Risks and uncertainties

The Company is subject to risks common to early-stage companies in the medical technology industry including, but not limited to, the success of its clinical trials, new medical and technological innovations, dependence on key personnel, supply of key components, protection of proprietary technology, and product liability. There can be no assurance that the Company's products or services will be accepted in the marketplace, nor can there be any assurance that any future products or services can be developed or deployed at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all. These factors could have a materially adverse effect on the Company's future financial results, financial position and cash flows.

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

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair value of financial instruments

The following provides a summary of those assets or liabilities for which the Company is required to measure at fair value either on a recurring basis, the valuation techniques and summary of inputs used to arrive at the measure of fair value. Changes in fair value of these assets or liabilities are recognized as a component of net income in the consolidated statements of operations. Changes in fair value of these assets or liabilities are considered unrealized gains or losses and therefore are classified as non-cash adjustments to reconcile net income to operating cash flows. Significant increases (decreases) in unobservable inputs used in fair value measurements could, in isolation, potentially result in a significantly lower or higher valuation for those assets or liabilities requiring recurring fair value measurements at each reporting date.

The Company uses a Black-Scholes option pricing model to fair value warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is an interpolated value based on the remaining term of each individual instrument. The change in fair value of the liability classified warrants each reporting period is recorded to the change in fair value of warrants liability in the consolidated statements of operations.

Revenue Recognition

Under ASC Topic 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company evaluates the following criteria: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii)determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct combined performance obligation is identified. The Company then allocates the transaction price to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled, subject to the constraint on variable consideration. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized at the contract level is not significant.

The Company records any payments received from customers prior to the Company fulfilling its performance obligation(s) as contract obligations. Amounts expected to be recognized as revenue within the one year following the balance sheet date are classified as current contract obligations. Amounts not expected to be recognized as revenue within the one year following the balance sheet date are classified as contract obligations, net of current portion. See Note 3 – Revenue and Contract Obligations for further details.

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

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (1) no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

Recently issued accounting standards

Accounting Standards Update 2023-09 — In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of this guidance on our disclosures.

Accounting Standards Update 2023-07 — In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 15, 2023 on a retrospective basis. The Company is currently assessing the impact of this guidance on our disclosures, but does not expect adoption to have an impact on our consolidated financial statements.

Note 3. Revenues and Contract Obligations

In December 2022, the Company entered into a License and Distribution Agreement (the "Distribution Agreement") with a customer granting exclusive distribution rights of the Company's SCD device within the United States of America to the customer. Under the terms of the Distribution Agreement, the customer will pay the Company consideration comprising both a per unit sales price for each unit shipped and a royalty for all units sold by the customer.

In addition, the customer also agreed to pay (i) a $0.1 million upfront payment at contract inception (the "Upfront Payment"), and (ii) two contingent milestones payments of (a) $0.5 regulatory milestone tied to receiving HDE approval from the FDA (the "Regulatory Milestone"), and (b) $0.3 million sales-based milestone (the "Sales Based Milestone").

The Company has the following performance obligations within the Distribution Agreement: (i) a material right to the customer for an exclusive option to purchase additional pediatric SCD devices during the term of the contract for a discounted price, (ii) provide training to medical professionals and (iii) upon each issuance of a purchase order, delivery of pediatric SCD devices. The transaction price for the material right and training is comprised of the Upfront payment, the Regulatory Milestone and the Sales Based Milestone. The transaction price for each pediatric SCD device sold will be the actual price for each device and the estimated royalties to be received.

As of and for the six-months ended June 30, 2024, the Company had not shipped any pediatric SCD devices under the Distribution Agreement, and accordingly, had not recognized or reported any revenue.

As of June 30, 2024, the Company received full consideration for the Upfront Payment and the Regulatory Milestone. No revenue had been recognized from this consideration as of June 30, 2024, and has been accounted for and disclosed as contract liabilities to be recognized over the remaining term of the Distribution Agreement beginning upon the first successful commercial shipment (see Note 14).

The following table summarizes the changes in the Company's contract liability balance for the six months ended June 30, 2024 and 2023:

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

	Six Months Ended June 30,
($ in thousands)	2024	2023
Contract liabilities, beginning of period	$—	$—
Consideration received and deferred	550	—
Recognition of revenue included in beginning of period contract obligations	—	—
Contract liabilities, end of period	$550	$—

As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the contract liability balance.

The Company expects the following recognition of revenue from contract liabilities as of June 30, 2024:

Fiscal Year Ending December 31,
2024 (remaining)	$56
2025	112
2026	112
2027	112
2028	112
Thereafter	46
Total	$550

Note 4. Accrued Expenses

Accrued expenses consisted of the following amounts as of June 30, 2024 and December 31, 2023:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Accrued bonus	$856	$501
Accrued director compensation	610	427
Accrued research and development	502	507
Accrued legal	118	43
Accrued interest	75	19
Other	97	26
Total accrued expenses	$2,258	$1,523

Note 5. Notes Payable

Notes payable activity was as follows for the six month period ended June 30, 2024:

($ in thousands)	LMFA	LMFAO	Maxim	Insurance Financing	Investor D Note	Unamortized deferred financing costs
Balance as of December 31, 2023	$296	$1,128	$2,771	$565	$—	$(52)
Note issued in exchange for warrants	—	—	—	—	$450	—
Payments	(296)	(1,128)	(181)	(420)	—	(50)
Amortization of costs	—	—	—	—	—	57
Balance as of June 30, 2024	$—	$—	$2,590	$145	$450	$(45)

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

Future maturities of principal repayment of the notes payable as of June 30, 2024 are as follows:

Fiscal Year Ending December 31
2024 (remaining)	$3,185
Thereafter	—
Total	$3,185

Investor D Note

On June 28, 2024, the Company and Investor D agreed to exchange all of the remaining outstanding warrants held by Investor D, which were issued in connection with Investor D's convertible debt issued between March 2023 and January 2024, into a short-term note of approximately $0.5 million. The interest rate on the loan is 7.0% per annum and the note is due in full during the three-months ending September 30, 2024.

Senior Secured LMFA Note Payable

The company entered into a senior secured note with LMFA in September 2022. The interest rate on the loan was 7.0% and was to mature on March 27, 2025. The Company paid this note in full during quarter ended March 31, 2024.

Senior Secured LMFAO Note Payable

The company entered into a senior secured note with LMFAO in October 2022. The interest rate on the loan was 7.0% and was to mature on March 27, 2025. The Company paid this note in full during quarter ended March 31,2024.

Unsecured Maxim Note Payable

In October 2022, the Company entered into an unsecured promissory note with Maxim, for an aggregate principal amount of $4.2 million (the "Maxim Note"). The interest rate on the note is 7.0% and remaining contractual balance is approximately $2.6 million as of June 30, 2024. As a result of the Reverse Stock Split, the Maxim Note became due within 90 days of the Reverse Stock Split event (see Note 14).

Insurance Financing

In October 2023, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. The Company will pay the remaining two monthly installments of principal and interest with the last payment being made in August 2024.

Note 6. Convertible Notes

The activity for the convertible notes is disclosed in the table below for the six month period ended June 30, 2024. See our Annual Report on Form 10-K for the year-ended for December 31, 2023, for other details relating to the Investor D convertible notes issued prior to December 31, 2023.

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

($ in thousands)	3rd Investor D Note 3-1	3rd Investor D Note 3-2	3rd Investor D Note 3-3	3rd Investor D Note 3-4	4th Investor D Note	5th Investor D Note	6th Investor D Note	Total
Balance as of December 31, 2023	$1,012	$999	$972	$568	$822	$—	$—	$4,373
Issuance (Face Value)	—	—	—	—	—	272	815	1,087
Fair value of detachable warrants at issuance	—	—	—	—	—	(147)	(439)	(586)
(Gain)/loss on conversion	1,201	636	615	381	77	482	2,005	5,397
Conversion to common stock	(2,213)	(1,635)	(1,587)	(949)	(947)	(607)	(2,381)	(10,319)
(Gain)/loss on reporting period remeasurement	—	—	—	—	748	—	—	748
Redemption	—	—	—	—	(700)	—	—	(700)
Balance as of June 30, 2024	$—	$—	$—	$—	$—	$—	$—	—

The Company completed additional closings related to the Second Amendment to the Investor D Securities Purchase Agreement on January 12, 2024 and January 24, 2024, issuing notes in principal amounts of $0.3 million and $0.8 million, respectively, each at 7.00% per annum (collectively the "2024 Investor D Notes"). The 2024 Investor D Notes were to mature on April 12, 2025 and April 24, 2025, respectively. The 2024 Investor D Notes have an initial conversion price of $14.00 per share and were convertible into shares of the Company's common stock, beginning on the earlier of June 11, 2024 (or earlier upon mutual written agreement of the Company and the purchaser), or the date of an event of default. The Company also issued warrants to purchase up to 5,278 and 15,382 shares of common stock, respectively, with an exercise price of $14.00 per share, and additional warrants to purchase up to 5,278 and 15,382 shares of common stock, respectively, with an exercise price of $14.00 per share.

On January 30, 2024, the institutional investor agreed to waive its Optional Redemption Rights and any event of default that may arise thereunder with respect to this offering and suspend the Optional Redemption Rights for a period of sixty (60) days following the closing of this offering (the “Suspension Period”), and the Company granted the institutional investor a right to redeem all or a portion of the then outstanding Conversion Amount within three (3) trading days after the Suspension Period at an amount equal to 200% of the Conversion Amount.

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

Investor D April 2024 Side Letter

On April 1, 2024, the Company and Investor D entered into a side letter agreement (the "April 2024 Side Letter") whereby each party agreed to suspend certain rights of Investor D for a 60 day period, extending those rights from March 30, 2024, to May 30, 2024. Those rights included a 10 day notice period for any subsequent financing and rights to review terms of such financing arrangements. Finally, Investor D waived its rights and notice of default in the event of such financings. In addition, after the end to the May 30, 2024, suspension period being reached, Investor

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

D has the right to require the Company to redeem all or a portion of any outstanding Investor D convertible notes at 200% of the conversion amount (the "Make-Whole Amount").

On June 5, 2024, Investor D completed the following two transactions, eliminating the remaining outstanding convertible debt:

•
Converted approximately $0.6 million of outstanding principal and $0.7 million of accrued interest and Make-Whole Amount, by issuing 92,858 shares of the Company's common stock, resulting in a loss of approximately $0.4 million, and

•
Redeemed the remaining $0.7 million of outstanding convertible debt and Make-Whole Amount, and

•
As of June 30, 2024, there was no remaining outstanding convertible debt.

Note 7. Equity Transactions

On January 26, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company issued to the Purchaser (the "Q1 2024 SPA"), (i) in a registered direct offering, 252,182 shares of the Company’s common stock, par value $0.0001 per share, and pre-funded warrants to purchase 181,449 shares of Common Stock with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, series A warrants to purchase 433,631 shares of common stock (the "Series A Common Warrants") and series B warrants to purchase 216,816 shares of common stock each with an exercise price of $20.76 (the "Series B Common Warrants" and together with the Series A Common Warrants, the "Investor E Warrants"). Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.”

The Company received aggregate gross proceeds from the Transactions of approximately $9.0 million, before deducting fees to the Maxim Group LLC and other estimated offering expenses payable by the Company. The Investor E Warrants will be exercisable commencing on the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Investor E Warrants. The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date and the Series B Common Warrants will expire on the 12 month anniversary of the Stockholder Approval Date. The Pre-Funded Warrants will not expire and will be exercisable commencing on January 26, 2024, and at any time until all of the Pre-Funded Warrants are exercised in full. All Pre-Funded Warrants were exercised during the first quarter ended March 31, 2024.

The Company paid approximately $0.7 million in fees to Maxim Group LLC and issued 21,682 warrants (the "PA Warrants") to purchase shares of the Company's common stock, with a fair value of approximately $0.3 million at issuance. The exercise price of these warrants is $22.83 per share and the warrants become exercisable on July 30, 2024, expiring five years after the closing date.

Tumin Equity Line of Credit

During the year ended December 31, 2023, the Company sold 6,500,000 shares of common stock to Tumim for proceeds of approximately $4.7 million as part of the Tumin Equity Line of Credit (see the Company's Annual Report on Form 10-K for the year-ended December 31, 2023, for additional information on the structure and purpose). As of December 31, 2023, approximately $95.3 million was available to draw. In February 2024, the Company and Tumim agreed to terminate the Equity Line of Credit.

Note 8. Warrants

Warrants Issued in FY 2024

Investor D Warrants

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

The Company, in conjunction with additional borrowing of convertible debt related to the Second Amendment to the Investor D SPA on January 12, 2024 and January 24, 2024, issued warrants to purchase up to 131,927 and 395,781 shares of common stock, respectively, with an exercise price of $0.56 per share, and an additional warrants to purchase up to 131,927 and 395,781 shares of common stock, respectively, with an exercise price of $0.56 per share.

All remaining Investor D Warrants issued in connection with the Investor D SPA were exchanged for approximately $0.5 million short-term note payable on June 28, 2024, eliminating all remaining Investor D Warrants issued in connection with the Investor D SPA as of June 30, 2024.

Investor E Warrants

As discussed in Note 7, as part of the Q1 2024 SPA, the Company issued on January 26, 2024 the following warrants to purchase the Company's common stock to Investor E:

•
Pre-Funded Warrants - warrants to purchase 181,449 shares of common stock with an exercise price of $0.0001. The Pre-Funded Warrants had no expiration date and were exercisable commencing on the date of issuance and at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants were exercised in full during the quarter ended March 31, 2024

•
Series A and Series B Warrants - in a concurrent private placement, Series A Common Warrants to purchase 433,631 shares of Common Stock and Series B Common Warrants to purchase 216,816 shares of common stock each with an exercise price of $20.76.

•
PA Warrants – in a concurrent private placement, PA Warrants to purchase 21,682 shares of common stock with an exercise price of $22.83 per share.

Investor E Warrants became exercisable on the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Investor E Warrants. The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date and the Series B Common Warrants will expire on the 12-month anniversary of the Stockholder Approval Date.

Maxim Group LLC acted as the placement agent in connection with the Transactions pursuant to the Placement Agency Agreement, dated January 26, 2024, by and between the Company and the Placement Agent. On January 30, 2024, the Placement Agent received warrants to purchase 21,682 shares of common stock covering a number of shares equal to 5% of the total number of shares of common stock sold in the Transactions. The Placement Agent Warrants become exercisable commencing six months after the closing and will expire on January 30, 2029. The PA Warrants are exercisable at a price equal to 110.0% of the offering price in connection with the placement.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined the Investor E and PA Warrants meet the conditions for equity classification, and should be carried on the consolidated balance sheets as a component of stockholders' equity (deficit).

The Investor D Warrants issued in January 2024 in connection with the Investor D SPA were determined to be liability classified. The initial fair value of the convertible note warrants was determined using a Black-Scholes option pricing model, which considers variables such as estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years. Subsequent changes in fair value were recognized through earnings at each reporting period end-date or settlement date.

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

The Company had the following warrants outstanding at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Liability Classified Warrants
Investor D Warrants	—	254,732
Private Placement Warrants	229,520	229,520
PIPE Investor Warrants	20,000	20,000
Subtotal	249,520	504,252

Equity Classified Warrants
Investor E Warrants	650,446	—
Placement Agent Warrants	21,682	—
Public Stockholder Warrants	422,000	422,000
Legacy Warrants	1,957	1,957
Subtotal	1,096,085	423,957
Grand Total	1,345,605	928,209

The following tables provides the weighted-average strike price and time to maturity for each warrant tranche as of June 30, 2024 and December 31, 2023:

As of June 30, 2024	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Expiration
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	3.32
PIPE Investor Warrants	20,000	$287.50	3.32

Equity Classified Warrants
Investor E Warrants	650,446	$20.76	4.93
Placement Agent Warrants	21,682	$22.75	4.58
Public Stockholder Warrants	422,000	$287.50	3.33
Legacy SeaStar Inc. Warrants	1,957	$250.00	1.88

As of December 31, 2023	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Expiration
Liability Classified Warrants
Investor D Warrants	254,732	$12.50	4.65
Private Placement Warrants	229,520	$287.50	3.82
PIPE Investor Warrants	20,000	$287.50	3.82

Equity Classified Warrants
Public Stockholder Warrants	422,000	$287.50	3.82
Legacy SeaStar Inc. Warrants	1,957	$250.00	2.38

Below is the warrant activity for the six-months ended June 30, 2024:

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

	Investor D Warrants	Investor E Warrants	Placement Agent Warrants	Private Placement Warrants	PIPE Investor Warrants	Public Stockholders' Warrants	Legacy Warrants
Outstanding as of December 31, 2023	254,732	—	-	229,520	20,000	422,000	1,957
Issuance	42,217	831,895	21,682	—	—	—	—
Exercised	(170,625)	(181,449)	-	—	—	—	—
Forfeited / cancelled	—	—	-	—	—	—	—
Exchanged for Investor D Note	(126,324)	—	—	—	—	—	—
Outstanding as of June 30, 2024	-	650,446	21,682	229,520	20,000	422,000	1,957

During the three months ended June 30, 2024, the Company exchanged all outstanding warrants with Investor D; that were issued in connection with the convertible notes issued by the Company from March 2023 through January 2024 (see Note 6); for an approximately $0.5 million short-term Investor D Note. The Company recognized a gain of approximately $1.3 million upon the exchange. The Company recognized an unrealized gain of approximately $0.6 million due to the change in the fair value of the remaining liability classified warrants.

During the six months ended June 30, 2024, the Company incurred $1.6 million from losses on exercises of certain Investor D Warrants, a gain of $1.3 million from the aforementioned exchange with Investor D, and a loss of approximately $0.6 million from the mark-to-market adjustment for all remaining liability classified warrants.

Note 9. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company's condensed consolidated statements of operations for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Research and development	$(7)	$96	$112	$135
General and administrative	48	459	363	925
Total stock-based compensation	$41	$555	$475	$1,060

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

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

Stock Options

Option activity for the period ended June 30, 2024, is as follows:

2022 Omnibus Incentive Plan - Stock Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	14,045	$46.00	$—	8.8
Exercised	—
Issued	—
Forfeited / cancelled	(266)
Outstanding at June 30, 2024	13,779	$46.00	$—	8.8
Vested and exercisable as of June 30, 2024	13,779	$—	$—	8.8

2019 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	9,792	$46.00	$—	6.4
Exercised	—
Issued	—
Forfeited / cancelled	(160)
Outstanding as of June 30, 2024	9,632	$46.00	$—	6.2
Vested and exercisable as of June 30, 2024	8,874	$46.00	$—	6.2

Restricted Stock Units

A summary of the Company’s restricted stock unit (‘RSU”) activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2023	9,372	$36.75
Granted	38,000
Vested	(9,194)
Forfeited / cancelled	(178)
Outstanding as of June 30, 2024	38,000	$17.93

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

2019 Stock Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2023	3,698	$200.00
Exercised	-
Vested	(1,278)
Forfeited / cancelled	(352)
Outstanding as of June 30, 2024	2,068	$200.00

Note 10. Commitments and Contingencies

Lease agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was approximately $8 and $16 thousand for the three- and six- months ended June 30, 2024 and 2023, respectively.

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

The stockholder’s counsel thereafter demanded that the Company pay counsel fees for the purported benefit conferred upon the Company’s shareholders by causing the Company to withdraw the allegedly invalid proposal to increase the authorized shares of common stock. The Company paid approximately $0.2 million for a legal settlement during the year ended December 31, 2023, and this matter has been closed.

Note 11. Fair Value Measurements

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

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

The fair value of the forward option on prepaid forward contracts, convertible notes, and the warrants liability is classified as Level 3 in the fair value hierarchy.

Fair Value Measurement Hierarchy

The following table presents the Company's financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets or goodwill which can require non-recurring measurements for impairment.

	Fair Value Measurements as of June 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$—	$—	$—	$—
Liability classified warrants	—	—	303	303
	$—	$—	$303	$303

	Fair Value Measurements as of December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$—	$—	$4,179	$4,179
Liability classified warrants	—	—	2,307	2,307
Total	$—	$—	$6,486	$6,486

Summary of Level 3 Input Changes

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the periods ended June 30, 2024 and December 31, 2023 (in thousands):

Level 3 Roll Forward	Convertible Notes	Liability Classified Warrants
Balance as of December 31, 2023	$4,373	$2,307
Additions	501	586
Cash paid to settle	(700)	—
Exchange for short-term note payable	—	(450)
Shares issued upon conversion or exercise	(4,922)	(3,106)
Changes in fair value	748	966
Balance as of June 30, 2024	$—	$303

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

Liability Classified Warrants

The liability classified warrants as of June 30, 2024 and December 31, 2023, include three classes of warrants, and therefore, the range of assumptions used has been provided. Significant assumptions used in valuing warrants which require liability classification were as follows as of June 30, 2024 and December 31, 2023.

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

As of June 30, 2024

Expected volatility	115.00%
Equivalent term (#)	3.33
Risk-free rate	4.37%
Dividend yield	0.00%
Stock price	$7.59
Strike price (#)	$287.50

	As of December 31, 2023
	Minimum	Maximum
Expected volatility	85.00%	90.00%
Equivalent term	4.04	4.65
Risk-free rate	3.84%	3.90%
Dividend yield	0.00%	0.00%
Stock price	$0.44	$0.44
Strike price	$0.50	$11.50

Note 12. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Except as noted below, due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company has recognized an insignificant provision for certain minimum state taxes of less than $0.1 million as of June 30, 2024, and December 31, 2023.

The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

Note 13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(3,236)	$(2,447)	$(15,933)	$(9,543)
Weighted-average shares outstanding - basic and diluted	3,154,782	597,315	2,975,248	559,385
Basic and diluted net loss per share	$(1.03)	$(4.10)	$(5.36)	$(17.06)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

	As of June 30,
	2024	2023
Investor D warrants	—	21,891
Investor E warrants	650,446	—
Placement Agent warrants	21,682	—
Public Stockholders' warrants	422,000	422,000
Private Placement warrants	229,520	229,520
PIPE Investor warrants	20,000	20,000
Legacy warrants	1,957	1,957
Employee based options to purchase common stock	22,653	23,833
Unvested employee based restricted stock units	40,068	8,741
Total	1,408,326	727,942

Note 14. Subsequent Events

Registered Direct Offering

On July 10, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “Registered Direct Offering”): (i) 947,868 shares (the “Shares”) of the Company’s common stock and (ii) common stock purchase warrants to purchase up to 947,868 shares of common stock (the “Common Warrants”) in a concurrent private placement (the “Concurrent Private Placement” and together with the Registered Direct Offering, the “Offering”). The Common Warrants are immediately exercisable, will expire five years following the issuance date and have an exercise price of $10.55 per share. The Company has agreed to register the shares of common stock underlying the Common Warrants within 30 days of the date of the Purchase Agreement. The combined purchase price of each share of common stock and Common Warrant is $10.55. The gross proceeds to the Company from the Offering are approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

Stockholder Litigation

On July 5, 2024, Forrest A K Wells (the “Plaintiff”), a purported stockholder of SeaStar Medical Holding Corporation, a Delaware Corporation (the “Company’), filed a putative class action complaint in the United States District Court for the State of Colorado (the “Class Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including disclosures relating to FDA approval of product candidates of the Company, allegedly culminating in the restatement of the Company’s consolidated financial statements as disclosed in the Form 8-K filed on March 27, 2024. The Class Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and former Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Defendants. Among other remedies, the Class Action seeks to recover compensatory and other damages. The Company intends to vigorously defend the action.

The Company has not recognized a contingent liability for this Class Action event as it does not qualify for the recognition criteria under ASC 450 - Contingencies.

Seastar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except for shares and per-share amounts)

June 30, 2024

Commercialization of the Pediatric SCD Device

In July 2024, the Company shipped its first pediatric SCD units, representing the Company's first commercial sale. This will allow the Company to recognize revenues from commercial activities for units sold, including revenue from contract liabilities (see Note 3).

Maxim Note Payable Payment

As a result of the June 7, 2024 Investor D convertible debt redemption and conversion, the Maxim Note became due within 90 days of the redemption and conversion. In addition, due to the July 2024 Registered Direct Offering described above in this Note 14, the Company was required to paid down $2.5 million of the outstanding Maxim Note in July 2024 leaving a remaining balance of approximately $0.1 million due before September 7, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We are a commercial stage medical technology company developing a proprietary platform therapy, our Selective Cytopheretic Device (“SCD”), to reduce the consequences of hyperinflammation on vital organs. We received Food and Drug Administration (the "FDA") approval for our pediatric SCD on February 22, 2024, under a Humanitarian Device Exemption, and shipped our first commercial pediatric SCD in July 2024.

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

Based on clinical and preclinical studies conducted over the last 15 years, our technology has shown promise in modulating the degree of activity of proinflammatory cells to help reduce tissue damage and speed the repair and recovery of organ function. We believe this approach, if successful, will transform the ability of clinicians to treat acute organ failure in the intensive care unit (“ICU”) and to improve organ function in hospitalized patients.

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

We are using our SCD to clinically validate several acute and chronic organ injury indications, which include kidneys, heart, liver, brain and lungs. Our investigational SCD for adults is an extracorporeal synthetic membrane device that is currently being evaluated in a pivotal clinical trial in the US for pre-market clearance by the FDA. The SCD for adults is designed to be easily integrated into existing continuous renal replacement therapy (“CRRT”) systems that are commonly installed in hospitals, including in ICUs throughout the United States. Similar to our pediatric SCD, once approved and commercialized, our adult SCD is expected to initially target acute kidney injury adults on CRRT. In addition, we are developing our SCD to address inflammation associated with liver disease, chronic dialysis and chronic heart failure in adult populations.

We have incurred net losses in each year since our inception in 2007. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $130.7 million and $114.7 million, respectively. Our net losses were $15.9 million and $9.5 million for the six months ended June 30, 2024 and 2023, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

As of June 30, 2024 and December 31, 2023, we had cash of $1.2 million and $0.2 million, respectively.

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

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited consolidated financial statements are made available. See Note 1 to our unaudited consolidated financial statements for the three- and six- months ended June 30, 2024, included elsewhere in this Form 10-Q for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have not generated any significant revenue from the sale of commercialized products. Our ability to generate product revenue will depend on the successful development and eventual successful commercialization of our products. Until such time, if ever, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” for additional information.

Key Components of Results of Operations

Recent Developments

In April of 2024, the Company was included as part of a consortium with various research institutions as part of a National Institute for Health ("NIH") National Heart, Lung, and Blood Institute has awarded a $3.6 million grant, of which SeaStar expects to receive a portion, for serving as a contract research organization for the clinical trial, to evaluate the Selective Cytopheretic Device Adult (SCD-ADULT, a member of our WUELIMMUNE™ product family). SCD-Adult is a potential bridging strategy to left ventricular assist device (LVAD) implantation in patients with chronic heart failure (CHF) who have progressed to acute decompensated heart failure (ADHF). This grant award follows a Breakthrough Device Designation for cardiorenal syndrome granted by the FDA's Center for Biologics Evaluation and Research (CBER) in September 2023. With current standard of care treatment, ADHF can accelerate worsening renal function in a feedback loop known as cardiorenal syndrome, which is associated with a poor prognosis. These patients are often ineligible for lifesaving LVAD implantation due to the severity of their condition. This grant was awarded to Innovative BioTherapies (IBT), which is led by SCD inventor H. David Humes, M.D., Professor, Division of Nephrology, Internal Medicine, University of Michigan and SeaStar Medical Scientific Advisor.

Revenue

Through June 30, 2024, we have not generated any revenue from the sale of commercialized products. Our pediatric SCD received HDE approval from the FDA in February 2024, and we expect to commercialize the product in the near term. Revenue has been primarily derived from government and other grants. We may generate revenue in the future based on payments from license or collaboration agreements and government and other grants, and, from product sales of our pediatric SCD. We expect that any revenue we generate will fluctuate from quarter to quarter. We also continue to develop our adult SCD product for which we are pursuing FDA approval. If we fail to complete the development of or obtain regulatory approval for commercialization of our adult SCD products in a timely manner, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

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

Other significant general and administrative expenses include facilities costs, insurance, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents and obtaining financing. As we continue to expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, a new enterprise resource planning platform, and branding.

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

Net Loss

Net loss consists of the loss from operations, less other expense.

Factors Affecting Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Form 10-Q, including those discussed in Part II, Item 1A, “Risk Factors,” for additional information.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months Ended
	June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	2,334	1,981	353	18%
General and administrative	2,335	1,769	566	32%
Total operating expenses	4,669	3,750	919	25%
Loss from operations	(4,669)	(3,750)	(919)	25%
Total other income (expense)	1,436	1,308	128	10%
Loss before income tax provision	(3,233)	(2,442)	(791)	32%
Income tax provision (benefit)	3	5	(2)	—
Net loss	$(3,236)	$(2,447)	$(789)	32%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Three Months Ended
	June 30,		Change
($ in thousands)	2024	2023	$	%
Clinical trials	$1,325	803	$522	65%
External services	309	460	(151)	(33)%
Payroll and personnel expenses	633	656	(23)	(4)%
Other research and development expenses	67	62	5	8%
	$2,334	$1,981	$353	18%

Research and development expenses for the three months ended June 30, 2024 and 2023 were $2.334 million and $1.981 million, respectively. The increase in research and development expenses approximately $0.4 million, or 18%, was primarily driven by (i) an increase in clinical trial costs of approximately $0.5 million as the Company has increased clinical trial activities related to the adult SCD device, offset by (i) a reduction in external services expense of approximately $0.2 million as the Company has added internal resources to facilitate certain research and development activities and (ii) a reduction in payroll and personnel expenses of less than $0.1 million due to a reduction in stock compensation expense during the three-months ended June 30, 2024, as grants of restricted stock from 2023 vested in full in April 2024, and no new grants have been granted.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 and 2023 were $2.3 million and $1.8 million, respectively. The increase in general and administrative expenses of approximately $0.6 million was driven by (i) a $0.5 million increase in accounting and legal fees, due in part to the extension of the filing of our Annual Report on Form 10-K, other fees associated with listing and SEC compliance, and certain outsourced accounting activities, which was largely a timing matter, and (ii) $0.2 million increase in personnel costs related to head count increases and certain bonus accruals in 2024. This was offset by lower insurance costs of approximately $0.1 million.

Other Income (Expense)

Other income increased approximately $0.1 million, or 10% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The key drivers for this increase was the following:

•
A $1.2 million increase in gains from the change in the fair value of liability classified warrants, primarily due to the exchange of all Investor D warrants for a short-term note (see Note 8).
•
A $0.1 million favorable reduction in interest expense, net, due to both the Company paying down outstanding credit related instruments, and the Company established an overnight sweep account, generating interest income during the three-months ended June 30, 2024.

This was offset by:

•
$0.3 million unfavorable fair value adjustment as the Company recognized a $0.4 million loss from the change in fair value liability classified convertible notes for the three months ended June 30, 2024, while it recognized a $0.7 million gain for the three-months ended June 30, 2023.
•
$0.9 million favorable gain from the decline in the fair value of the liability classified forward purchase agreement during the three-months ended June 30, 2023, while the forward purchase agreement was no longer a financial instrument of the Company during the three-months ended June 30, 2024.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the three months ended June 30, 2024, and a provision for income taxes of $0.0 million for the six months ended June 30, 2023.

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

Net Loss

During the three months ended June 30, 2024, SeaStar Medical had a net loss of $3.2 million compared to a net loss of $2.4 million for the three months ended June 31, 2023. The increased net loss of $0.8 million has been disclosed in the above discussion.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

	Six Months Ended
	June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$—	$—	$—	—
Operating expenses
Research and development	4,031	3,711	320	9%
General and administrative	4,588	4,620	(32)	(1)%
Total operating expenses	8,619	8,331	288	3%
Loss from operations	(8,619)	(8,331)	(288)	3%
Total other income (expense)	(7,311)	(1,207)	(6,104)	506%
Loss before income tax provision	(15,930)	(9,538)	(6,392)	67%
Income tax provision (benefit)	3	5	(2)	—
Net loss	$(15,933)	$(9,543)	$(6,390)	67%

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Six Months Ended
	June 30,		Change
($ in thousands)	2024	2023	$	%
Clinical trials	$1,938	1,314	$624	47%
External services	654	1,087	(433)	(40)%
Payroll and personnel expenses	1,323	1,224	99	8%
Other research and development expenses	116	86	30	35%
	$4,031	$3,711	$320	9%

Research and development expenses for the six months ended June 30, 2024 and 2023 were $4.0 million and $3.7 million, respectively. The increase in research and development expenses approximately $0.3 million, or 9%, was primarily driven by (i) an increase in clinical trial costs of approximately $0.6 million as the Company has increased clinical trial activities related to the adult SCD device, offset by (i) a reduction in external services expense of approximately $0.4 million as the Company has added internal resources to facilitate certain research and development activities in 2024 versus 2023, and (ii) a reduction in payroll and personnel expenses of less than $0.1 million due to a reduction in stock compensation expense during the three-months ended June 30, 2024, as grants of restricted stock from 2023 vested in full in April 2024, and no new grants have been granted during 2024.

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 and 2023 were $4.6 million and $4.6 million, respectively. The slight decline in general and administrative was driven by (i) $0.3 million increase in accounting, finance, legal, and SEC related fees, primarily the result of the need to restate 2023 annual and interim financial statements; offset by (i) $0.1 million decrease in insurance expense; and (ii) $0.2 million decrease in sales and marketing expenses as the Company reduced trade show and advertising spend.

Other Income (Expense)

Other expenses increased approximately $6.1 million, or approximately 500% for the six-months ended June 30, 2024, compared to the six-months ended June 30, 2023. The key drivers for this increase was the following:

•
$6.1 million unfavorable fair value adjustment due to the change in fair value liability classified convertible notes for the six-months months ended June 30, 2024 compared to June 30, 2023.
•
Just under an approximately $1.8 million increase in the net loss the change in the fair value of liability classified warrants due to the Company recognizing a loss of approximately $1.0 million during the six months ended June 30, 2024, versus a gain of approximately $0.8 million during the six months ended June 30, 2023.

This was offset by:

•
Approximately $1.3 million dollar loss on a forward purchase agreement derivative liability during the six-months ended June 30, 2023, which was not in existence during the six-months ended June 30, 2024, and;
•
Approximately $0.4 million reduction in interest expense as a result of both paying down notes payable and converting or redeeming all of the convertible notes by June 30, 2024.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the three months ended June 30, 2024, and a provision for income taxes of $0.0 million for the three and six months ended June 30, 2023.

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

Net Loss

During the six months ended June 30, 2024, SeaStar Medical had a net loss of $16.0 million compared to a net loss of $9.5 million for the six months ended June 30, 2023. The increased net loss of $6.5 million has been disclosed in the above discussion.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $130.7 million and $114.7 million, respectively.

As of June 30, 2024 and December 31, 2023, we had cash of $1.2 million and $0.2 million, respectively. Based on our results of operations and liquidity as of June 30, 2024, we believe our cash and cash equivalents, including the cash we obtained from the registered direct financing in the first quarter of 2024 and the registered direct offering in July 2024, are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited consolidated financial statements for the six months ended June 30, 2024, are made available. We believe that this raises doubt about our ability to continue as a going concern.

To finance our operations, we will need to raise additional capital. As described below, we do not expect to receive any cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of such warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. We do not currently have any committed external source of funds. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited condensed consolidated financial statements for the period ended June 30, 2024.

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

We would receive the proceeds from any exercise of any warrants that are exercised for cash pursuant to their terms. To the extent any warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. We would expect to use any such proceeds received from warrants that are exercised for cash in the future for general corporate and working capital purposes, which would increase our liquidity. However, we will only receive such proceeds if and when the warrant holders exercise the warrants. The exercise of the warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our common stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. There is no assurance that the warrant holders will elect to exercise for cash any or all of such warrants, and we believe that any such exercise currently is unlikely to occur. The likelihood that warrant holders will exercise the warrants, and therefore the amount of cash proceeds that we would receive from such exercise, is dependent upon the trading price of our common stock. If the trading price for our common stock remains less than the respective exercise price of our outstanding warrants, we believe our warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless, and we may not receive any proceeds from the exercise of the warrants. To the extent that any of the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease.

As of the date of this Quarterly Report, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our warrants and the merit of including potential cash proceeds from the exercise in our liquidity projections.

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
•

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2024:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Maxim note payable	2,545	2,545	—	—	—
Investor D note payable	450	450	—	—	—
Insurance Financing	145	145	—	—	—
Total contractual obligations	$3,140	$3,140	$—	$—	$—

Investor D Note

On June 28, 2024, Investor D agreed to exchange all of the remaining outstanding warrants held by Investor D, which were issued in connection with Investor D’s convertible debt issued between March 2023 and January 2024, into a short-term note of approximately $0.5 million. The interest rate on the loan is 7.00% per annum and the note is due in full during the three-months ending September 30, 2024.

Unsecured Maxim Note Payable

In October 2022, we entered into an unsecured promissory note with Maxim, for an aggregate principal amount of $4.2 million. The interest rate on the note is 7%. As a result of the Reverse Stock Split, the Maxim Note became due within 90 days of the Reverse Stock Split event. In addition, the Maxim Note provides for a mandatory prepayment in connection with any subsequent financing we conduct, in an amount equal to 25% of the gross proceeds from such subsequent financing. As a result of the registered direct offering we conducted in July 2024, we were required to pay down $2.5 million of the outstanding Maxim Note in July 2024, leaving a remaining balance of approximately $0.1 million due before September 7, 2024.

Insurance Financing

In October 2023, we entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. We will pay the remaining two monthly installments of principal and interest with the last payment being made in August 2024.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

Cash Flow from Operating Activities

	Six Months Ended
	June 30,
($ in thousands)	2024	2023
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(6,312)	$(4,463)
Investing activities	—	—
Financing activities	7,315	4,429
	$1,003	$(34)

Net cash used in operating activities for the six months ended June 30, 2024 was $6.3 million compared to $4.5 million for the six months ended June 30, 2023. The increase in cash used for operating activities of $1.8 million is primarily due to the timing of certain payments to vendors, reducing our outstanding payables, as a result cash provided by financing activities as discussed below.

Net cash provided by financing activities for the three months ended June 30, 2024 was $7.3 million, primarily related to the issuance of new shares of common stock, proceeds from exercise of warrants, and the avoidance of certain principal payments due to the conversion of certain convertible notes. Cash provided by financing activities for the six months ended June 30, 2023 was $4.4 million, primarily from the issuance of notes payable.

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

There has been no material change from the policies or methods disclosed in our Annual Report to Form 10-K filed April 16, 2024, as amended by Form 10-K/A filed April 26, 2024, and Form 10-K/A filed July 3, 2024, for the year-ended December 31, 2023.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Business Combination, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large-accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024, and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the changes intended to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 5, 2024, Forrest A K Wells (the “Plaintiff”), a purported stockholder of SeaStar Medical Holding Corporation, a Delaware Corporation (the “Company’), filed a putative class action complaint in the United States District Court for the State of Colorado (the “Class Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including disclosures relating to FDA approval of product candidates of the Company, allegedly culminating in the restatement of the Company’s consolidated financial statements as disclosed in the Form 8-K filed on March 27, 2024. The Class Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and former Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Defendants. Among other remedies, the Class Action seeks to recover compensatory and other damages. The Company intends to vigorously defend the action.

From time to time, we may become involved in various claims and legal proceedings. Other than as disclosed herein, we are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other public filings, which could materially affect our business, financial condition or future results. Except as set forth below, there has been no material changes from risk factors previously disclosed in “Risk Factors” in our Form 10-K for the year ended December 31, 2023:

Risks Related to our Company

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

On June 14, 2023, we received a letter from the Nasdaq Staff notifying us that the MVLS of our Common Stock had been below the minimum $35,000,000 MVLS Requirement.

The letter also stated that we would be provided 180 calendar days, or until December 11, 2023, to regain compliance with the MVLS Requirement. On December 13, 2023, we received a notification from the Listing Qualification Department of Nasdaq that we had not regained compliance with the MVLS Requirement and that our Common Stock would be subject to delisting unless we timely request a hearing before a panel (the “Panel”). On December 19, 2023, we submitted a hearing request to the Panel to appeal the delisting determination. On the same date, we received a notice from Nasdaq stating that its delisting action had been stayed pending a final written decision by the Panel and that a hearing would be held on March 12, 2024. On February 6, 2024, we received notification from Nasdaq that we had regained compliance with the MVLS Requirement.

On June 26, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that the Company was not in compliance with the $1.00 per share minimum Bid Price Requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2).

This letter had no immediate effect on the listing of the Company’s Common Stock on Nasdaq and the Company had 180 calendar days from the date of the notice, or until December 26, 2023, to regain compliance with the Bid Price Requirement. On December 27, 2023, we received notification from Nasdaq that the Company had not regained compliance with the Bid Price Requirement and that the Panel would consider this matter in rendering a determination regarding the Company’s continued listing on Nasdaq. Pursuant to Listing Rule 5810(d), the Company should present its views with respect to this deficiency at its Panel hearing to be held on March 12, 2024. If we failed to address the aforementioned issue, the Panel would consider the record as presented at the hearing and would make its determination based upon that information.

On February 21, 2024, the Company made a pre-hearing submission to Nasdaq, outlining its plan to gain compliance with the minimum Bid Price Requirement. On March 6, 2024, we received a letter from the Nasdaq Staff granting the Company a temporary exception until June 24, 2024, subject to certain milestones, to regain compliance with the Bid Price Requirement by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions. On June 7, 2024, the Company effected a reverse stock split to regain compliance with the Bid Price Requirement. On June 27, 2024, we received a letter from the Nasdaq Staff indicating the Company regained compliance with the minimum Bid Price Requirement for listing on Nasdaq.

On June 24, 2024, we received a letter from the Nasdaq Staff indicating the Company was no longer in compliance with the MLVS of $35 million required for listing on Nasdaq. The Company has 180 days, or until December 23, 2024, to regain compliance with the MVLS.

On July 3, 2024, the Company provided notice to the Listing Qualifications Department of Nasdaq regarding the Company’s possible violation of Nasdaq Listing Rule 5635(d)(2). The notification to Nasdaq related to the issuance of shares of the Company’s Common Stock upon conversion of certain convertible notes and upon exercise of certain warrants issued to an institutional investor in connection with a March 15, 2023 securities purchase agreement that may have required additional shareholder approval prior to the issuance of such securities.

The Company believed at the time of these issuances and adjustments that the entire transaction had been approved by shareholders. The Company is requesting that Nasdaq determine whether the issuance of and adjustment to the conversion price of certain of the convertible notes to a price that was lower than the floor price initially agreed to in the subject securities purchase agreement, and the issuance of certain warrants did not violate Nasdaq Listing Rule 5635(d)(2).

The notification to Nasdaq was made in accordance with Nasdaq Listing Rule 5625. Pursuant to the notice, the Company committed to fully comply with all Nasdaq shareholder approval requirements, to involve certain advisers and to notify Nasdaq prior to the issuance of any securities for one year following the date of notice.

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

We may become a defendant in one or more stockholder derivative, class-action, and other litigation, and any such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We may in the future become defendants in one or more stockholder derivative actions or other class-action lawsuits. For example, certain former directors of the Company have threatened litigation for purported harm to the Company in connection with certain allegations made by the former directors against other members of our Board of Directors and management of the Company. The former directors have also made demands in connection with certain alleged contractual rights and purported agreements with the Company. The Company and the Board of Directors dispute these allegations and believe they are unfounded.

In addition, on July 5, 2024, Forrest A K Wells (the “Plaintiff”), a purported stockholder of the Company’, filed a putative class action complaint in the United States District Court for the State of Colorado (the “Class Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including disclosures relating to FDA approval of product candidates of the Company, allegedly culminating in the restatement of the Company’s consolidated financial statements as disclosed in the Form 8-K filed on March 27, 2024. The Class Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and former Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Defendants. Among other remedies, the Class Action seeks to recover compensatory and other damages. The Company intends to vigorously defend the action.

Any such lawsuit could divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). In connection with these lawsuits, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions, or issue additional shares upon the exercise of certain warrants, which may cause additional dilution. In addition, any such future lawsuits could adversely impact our reputation and/or ability to launch and commercialize our products, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters and any future matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2024, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the registrant on April 18, 2024).
3.2

Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation, filed with the Secretary of State of Delaware on October 28, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed by registrant on November 4, 2022)

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed September 20, 2023).

3.4

Second Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by registrant on June 7, 2024

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed by registrant on July 11, 2024).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by registrant on July 11, 2024).
10.1

Warrant Redemption Agreement, dated June 28, 2024, by and between SeaStar Medical Holding Corporation and an institutional investor (incorporated by reference to Exhibit 10.1 of Form 8-K filed by registrant on July 2, 2024)

10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by registrant on July 11, 2024)
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: August 13, 2024	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ David Green
David Green
Chief Financial Officer (Principal Financial and Accounting Officer)