Form 10-Q
period 2024-09-30
SeaStar Medical Holding Corp
filed 2024-11-13
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 6, 2024, the registrant had 4,463,148 shares of common stock, $0.0001 par value per share, outstanding.

SeaStar Medical Holding Corporation

September 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$2,082	$176
Accounts receivable	68	$—
Prepaid expenses	1,466	2,132
Total current assets	3,616	2,308
Other assets	970	1,205
Total assets	$4,586	$3,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,687	$4,372
Accrued expenses	2,291	1,523
Contract liabilities	550	100
Notes payable, net of deferred financing costs	—	565
Convertible notes, current portion	—	4,179
Liability classified warrants	110	2,307
Total current liabilities	6,638	13,046
Notes payable, net of deferred financing costs	—	4,143
Convertible notes, net of current portion	—	194
Total liabilities	6,638	17,383
Commitments and contingencies (Note 11)
Stockholders' deficit
Preferred stock - $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value per share; 500,000,000 shares authorized; 4,214,399 and 2,016,045 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	133,092	100,863
Accumulated deficit	(135,145)	(114,734)
Total stockholders' deficit	(2,052)	(13,870)
Total liabilities and stockholders' deficit	$4,586	$3,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenue	$68	$—	$68	$—
Cost of goods sold	—	—	—	—
Gross profit	68	—	68	—
Operating expenses
Research and development	2,336	1,087	6,367	4,798
General and administrative	2,188	1,855	6,776	6,475
Total operating expenses	4,524	2,942	13,143	11,273
Loss from operations	(4,456)	(2,942)	(13,075)	(11,273)
Other income (expense)
Interest income	58	—	82	—
Interest expense	(272)	(224)	(497)	(882)
Change in fair value of convertible notes	—	(291)	(6,145)	(291)
Change in fair value of liability classified warrants	192	1,025	(773)	1,784
Change in fair value of forward option-prepaid forward contracts	—	—	—	(1,308)
Loss on extinguishment of convertible notes	—	(4,949)	—	(4,949)
Other income	—	149	—	149
Total other income (expense), net	(22)	(4,290)	(7,333)	(5,497)
Loss before provision for income taxes	(4,478)	(7,232)	(20,408)	(16,770)
Provision for income taxes	—	—	3	5
Net loss	$(4,478)	$(7,232)	$(20,411)	$(16,775)
Net loss per share of common stock, basic and diluted	$(1.10)	$(9.02)	$(6.10)	$(26.16)
Weighted-average shares of common stock outstanding, basic and diluted	4,086,871	801,939	3,348,490	641,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(unaudited)

(in thousands, except for share and per-share amounts)

	Stockholders' Deficit (unaudited)
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,016,078	$1	$100,863	$(114,734)	$(13,870)
Issuance of shares - conversion of convertible notes	507,912	—	9,389	—	9,389
Issuance of shares - exercise of warrants	352,074	—	3,959	—	3,959
Issuance of shares - equity offerings, net of issuance costs	252,182	—	8,309	—	8,309
Stock-based compensation	—	—	434	—	434
Net loss	—	—	—	(12,697)	(12,697)
Balance as of March 31, 2024	3,128,246	$1	$122,954	$(127,431)	$(4,476)
Issuance of shares - conversion of convertible notes	92,858	—	826	—	826
Issuance costs - registration of previously issued warrants	—	—	(56)	—	(56)
Stock-based compensation	—	—	41	—	41
Net loss	—	—	—	(3,236)	(3,236)
Balance as of June 30, 2024	3,221,104	$1	$123,765	$(130,667)	$(6,901)
Issuance of shares - equity offerings, net of issuance costs	960,086	—	8,917	—	8,917
Issuance of shares - stock issued for Board compensation in-lieu of cash	10,120	—	210	—	210
Issuance of shares - vesting of RSUs	12,766	—	—	—	—
Issuance of shares - stock issued for employee bonuses	10,323	—	—	—	—
Stock-based compensation	—	—	200	—	200
Net loss	—	—	—	(4,478)	(4,478)
Balance as of September 30, 2024	4,214,399	$1	$133,092	$(135,145)	$(2,052)

Balance as of December 31, 2022	507,987	$1	$67,739	$(88,502)	$(20,762)
Issuance of shares - equity line of credit	15,120	—	1,108	—	1,108
Issuance of shares - commitment fee for equity line of credit	8,754	—	1,000	—	1,000
Issuance of shares - prepaid forward contracts	—	—	1,870	—	1,870
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(7,096)	(7,096)
Balance as of March 31, 2023	531,861	$1	$72,222	$(95,598)	$(23,375)
Issuance of shares - equity line of credit	1,080	—	55	—	55
Issuance of shares - conversion of convertible notes	123,527	—	1,937	—	1,937
Issuance of shares - vesting of RSUs	6,136	—	—	—	—
Issuance of shares - prepaid forward contracts	43,879	—	—	—	—
Forward Purchase Agreement Derivative Liability	—	—	11,519	—	11,519
Stock-based compensation	18,367	—	555	—	555
Net loss	—	—	—	(2,447)	(2,447)
Balance as of June 30, 2023	724,850	$1	$86,288	$(98,045)	$(11,756)
Issuance of shares - equity line of credit	9,383	—	120	—	120
Issuance of shares - conversion of convertible notes	337,301	—	2,411	—	2,411
Issuance of shares - prepaid forward contracts	1,314	—	—	—	—
Stock-based compensation	15,197	—	440	—	440
Net loss	-	—	—	(7,232)	(7,232)
Balance as of September 30, 2023	1,088,045	$1	$89,259	$(105,277)	$(16,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except for shares and per-share amounts)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities
Net loss	$(20,411)	$(16,775)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	102	37
Change in fair value of convertible notes (issued, converted and outstanding)	6,145	291
Change in fair value of forward purchase agreement derivative liability	—	1,308
Change in fair value of liability classified warrants (exercised and outstanding)	773	(1,784)
Stock-based compensation	675	1,544
Loss on extinguishment of convertible notes	—	4,949
Changes in operating assets and liabilities	—
Accounts receivable	(68)	—
Other receivables	—	12
Prepaid expenses	666	805
Other assets	235	—
Accounts payable	(858)	3,115
Accrued expenses	932	698
Other liabilities	495	—
Net cash used in operating activities	(11,314)	(5,800)

Cash flows from financing activities
Proceeds from issuance of convertible notes	979	6,500
Payment of convertible notes	(700)	(282)
Proceeds from issuance of shares	13,582	1,283
Proceeds from exercise of convertible note warrants	853	—
Proceeds of pre-funded warrants	3,766	—
Payment of commitment fee - equity line of credit	—	(500)
Proceeds from sale of recycled shares	—	1,870
Proceeds from notes payable	—	100
Payment of notes payable	(5,260)	(3,145)
Net cash provided by financing activities	13,220	5,826
Net increase in cash	1,906	26
Cash, beginning of period	176	47
Cash, end of period	$2,082	$73

Supplemental disclosure of cash flow information
Cash paid for interest	$523	$707
Exercise of liability classified warrants	$3,106	$—
Shares issued as payment of convertible notes	$10,210	$4,348
Shares issued to settle forward option-prepaid forward contracts	$—	$558
Board compensation settled in shares of common stock in-lieu-of-cash	$210	$—
Issuance of convertible note warrants	$586	$2,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Note 1. Description of Business

Organization and Description of Business

SeaStar Medical Holding Corporation, a Delaware corporation ("SeaStar") and its wholly owned subsidiary, SeaStar Medical, Inc., are collectively referred to as the "Company". SeaStar Medical, Inc. was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is a commercial stage medical technology company developing a proprietary platform therapy, its Selective Cytopheretic Device (“SCD”), to reduce the consequences of hyperinflammation on vital organs. The initial target of this technology is for the treatment of acute kidney injuries. The Company received FDA approval for our pediatric SCD on February 22, 2024, under a Humanitarian Device Exemption ("HDE"), and shipped its first commercial units in July 2024. A pivotal clinical trial for the SCD in adult patients with Acute Kidney Injury ("AKI") is underway with 51 patients enrolled.

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ended December 31, 2024, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the related notes for the year ended December 31, 2023. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023 except for inclusion of the (i) Company’s policy for revenue recognition, and (ii) adoption of the expected credit loss model pursuant to Topic 326 - Credit Losses, which is discussed in Note 2 of this Form 10-Q.

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company's wholly owned subsidiary, SeaStar Medical, Inc. All significant intercompany transactions have been eliminated in consolidation.

On June 7, 2024, the Company effected a 1-for-25 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.0001 (the "common stock"). Following the effect of the Reverse Stock Split, each 25 shares of the Company’s common stock that were issued and outstanding automatically converted into one outstanding share of common stock. All stock options and warrants of the Company outstanding immediately prior to the Reverse Stock Split were proportionally adjusted except for the Listed Warrants and the private placement warrants that were issued as part of the SPAC transaction that closed on October 28, 2022, which total 16,788,000 outstanding warrants in the aggregate (the “Unadjusted Warrants”). The Unadjusted Warrants retained an $11.50 exercise price each and require the exercise of 25 warrants to purchase one share of common stock. Unless otherwise indicated, all other share and per share amounts in this quarterly report reflect the effect of the Reverse Stock Split. The par value of the Company’s common stock remained unchanged at $0.0001 per share and the number of authorized shares of common stock remained the same after the Reverse Stock Split.

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Segment Information

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Liquidity and Going Concern

The Company incurred losses of $4.5 million and $20.4 million for the three- and nine-months ended September 30, 2024, respectively. As of September 30, 2024, the Company has an accumulated deficit of $135.1 million and cash of $2.1 million. We do not believe our cash will be sufficient to enable us to fund our operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited interim condensed consolidated financial statements. We believe that these conditions raise substantial doubt about our ability to continue as a going concern.

The Company's need for additional capital will depend in part on the scope and costs of its development activities. Through September 30, 2024, the Company generated approximately $0.1 million in revenue as a result of the commencement of commercial sales of the Company's pediatric SCD devices during the three-months ended September 30, 2024. The Company's ability to generate sufficient product revenue to generate positive operating cash flows will depend on continued commercialization of the Company's pediatric SCD and FDA approval and commercialization of its adult SCD devices. Until such time, if ever, the Company expects to finance its operations through the sale of its pediatric SCD, equity or debt, borrowing under credit facilities, through potential collaborations, other strategic transactions or grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Significant estimates include (i) revenue recognition, (ii) the valuation of the liability classified warrants, (iii) prepaid forward purchase agreement derivative liability, (iv) provision for income taxes, (v) convertible debt measured at fair value, and (vi) the amount of stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management's best judgments at the time.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. Periodically, the Company may maintain deposits in financial institutions in excess of government

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

The Company uses a Black-Scholes option pricing model to the fair value of liability classified warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is an interpolated value based on the remaining term of each individual instrument. The change in fair value of the liability classified warrants in each reporting period is recorded to the change in fair value of warrants liability in the consolidated statements of operations.

Revenue Recognition

Overall

Under ASC Topic 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company evaluates the following criteria: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied.

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

Product Sales Revenue

The Company has sold and intends to continue to sell its products either through a combination of distributor(s) and/or directly to end-user qualified customers through the Company's own internal commercial/sales resources. The acting distributor during the three- and nine-months ended September 30, 2024, subsequently resold and was to

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

continue to resell the products to present and future customers, until such time the Company terminated its agreement with the distributor (see Notes 3, 11, and 15).

•
Timing of Revenue Recognition – During the brief history (commenced July 2024) of selling pediatric SCDs, revenue has been recognized based on a freight-on-board destination ("FOB Destination") requirement.
•
Chargebacks, Government Rebates and Discounts – During the brief history of selling pediatric SCDs commercially, the Company has not agreed to chargebacks, government rebates or discounts.
•
Returns – Returns are specific to each order, but generally the Company allows for returns of any damaged or non-conforming product within 30 days of receipt of product. Given the (i) overall rate of product shipped that is defective/damaged, (ii) overall volume of sales to individual end-user customers, (iii) expected supply in the customer channel, and (iv) expected usage by customers, the Company does not anticipate that there will be significant risk of product returns overall.
•
Variable Consideration – based on the above and given the materiality of current sales (less than $0.1 million sold through the three- and nine-months ended September 30, 2024), the Company does not currently estimate a constraint on revenue recognized on product sales.
•
Transaction Price – based on the above, as currently constructed, the Company's transaction price is fixed, based on the agreed-upon price per each purchase order submitted by each customer. Milestone or up-front payments unique to the distributor were disclosed in Note 3 (also see Notes 11 and 15), and are not expected to be recognized as revenue, but merely returned as a result of a settlement to cease the relationship with the distributor.
•
Allocation of Consideration – each sale of a pediatric SCD is independent of any and all other sales. The entire transaction price for each pediatric SCD is allocated to the sale of that pediatric SCD.

The Company will continue to monitor all of the above as the Company continues to commercialize and increase its customer base, which could result with each distributor or end-user customer agreement resulting in its own unique terms and conditions, that will potentially impact the timing and amount of revenue recognition pursuant to US GAAP.

Cost of Goods Sold

Prior to July 2024, the Company only manufactured/assembled pediatric or adult SCDs for research oriented and/or clinical trial related activities. Accordingly, as of and during the three-and nine-months ended September 30, 2024, all inventory on-hand or utilized had $0 value, as it was expensed to research and development expense at the time of purchase. Accordingly, for pediatric SCDs sold during the three-and nine-months ended September 30, 2024, the Company recognized no cost of goods sold, as there was no value attributed to those units sold. As the Company procures inventory in the future, the Company will place value on raw materials and component parts,, as there is the potential that the raw materials could be used either for (i) commercial purposes (pediatric SCD sales) or (ii) research and development purposes (adult SCDs used in ongoing clinical trials).

Accounts Receivable, net

The need for a credit loss allowance is evaluated each reporting period based on the Company's assessment of the credit worthiness of its customers or any other potential circumstances that could result in a credit loss. The Company uses an aging schedule method for estimating expected credit losses. As the Company just commenced commercial operations during the three-months ended September 30, 2024, with a limited customer base, the Company's estimates are based on customer specific facts, until such time that the Company has developed sufficient collection history data in which to apply a portfolio-wide expected credit loss estimate based on an aging schedule.

The Company believes that the entire accounts receivable balance as of September 30, 2024, is collectible and there is no reserve for a credit loss allowance provided as of September 30, 2024.

Emerging Growth Company Status

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

Note 3. Revenues and Contract Obligations

In December 2022, the Company entered into a License and Distribution Agreement (the "Distribution Agreement") with Nuwellis, Inc. ("Nuwellis") granting exclusive distribution rights of the Company's pediatric SCD within the United States of America. Under the terms of the Distribution Agreement, Nuwellis would pay the Company consideration comprising both (i) a per unit sales price for each unit shipped and (ii) a royalty for all units sold to customers.

In addition, Nuwellis also agreed to pay (i) a $100 thousand upfront payment at contract inception (the "Up-front Payment"), and (ii) two contingent milestones payments consisting of (a) $450 thousand payment upon meeting the regulatory milestone of receiving HDE approval from the FDA (the "Regulatory Milestone Payment"), and (b) $300 thousand payment upon meeting a sales-based milestone (the "Sales Based Milestone Payment").

The Company had the following performance obligations within the Distribution Agreement: (i) a material right to Nuwellis consisting of an exclusive option for Nuwellis to purchase additional pediatric SCDs during the term of the Distribution Agreement for a discounted price, (ii) to provide training to Nuwellis personnel and medical professionals at end-user customers of Nuwellis and (iii) upon each receipt of a valid Nuwellis purchase order, delivery of pediatric SCDs. The transaction price for the Nuwellis material right and training is comprised of the Upfront Payment, the Regulatory Milestone Payment and the Sales Based Milestone Payment. The transaction price for each pediatric SCD device sold was the actual price for each device and the estimated royalties to be received.

As of September 30, 2024, the Company received full consideration for the Up-front Payment and the Regulatory Milestone Payment. No revenue had been recognized from this consideration as of September 30, 2024, which has been accounted for and disclosed as contract liabilities and was to be recognized over the remaining term of the Distribution Agreement beginning with the first commercial shipment to Nuwellis.

The following table summarizes the changes in the Company's contract liability balance for the nine months ended September 30, 2024 and 2023:

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

	Nine Months Ended	Year-Ended
($ in thousands)	September 30, 2024	December 31, 2023
Contract liabilities, beginning of period	$100	$—
Consideration received	450	100
Revenue	—	—
Contract liabilities, end of period	$550	$100

As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the contract liability balance.

The Company and Nuwellis entered into a confidential settlement agreement on October 20, 2024 (the "Settlement Agreement"), in connection with the Company's termination of the Distribution Agreement on August 18, 2024. Under the Settlement Agreement the Company agreed to refund Nuwellis the entire $550 thousand contract liability; comprised of the Upfront Payment and Regulatory Milestone; plus an additional $350 thousand. See Note 15 to our unaudited consolidated financial statements for the three- and nine- months ended September 30, 2024, included elsewhere in this Form 10-Q for additional information.

As a result, the Company (i) was precluded from recognizing revenue of approximately $0.1 million for product shipments to Nuwellis during the three-months ended September 30, 2024, (ii) was precluded from recognizing any revenues related to contract liabilities arising the Upfront Payment and Regulatory Milestone through September 30, 2024, (see below), and (iii) does not anticipate there will be any future shipments of pediatric SCDs to Nuwellis going forward. Due to the termination of the Distribution Agreement and related Settlement Agreement, the Company will be unable to recognize any revenue from the Up-Front Payment or the Regulatory Milestone Payment already received.

Since the termination of the Distribution Agreement, the Company developed its own commercial operations and sold approximately $0.1 million of pediatric SCDs to an end-user customer during the three-months ended September 30, 2024.

The Company's sales during the three- and nine-months ended September 30, 2024, were all within the same reportable segment (the Company is a single reportable/operating segment due to its size and business operations). In addition, as the Company can only commercially sell pediatric SCDs within the United States of America. There are no sales to foreign jurisdictions.

Note 4. Trade Accounts Receivable

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses.

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2023	$—	$—	$—
Increase in trade accounts receivable, gross	68	—	68
September 30, 2024	$68	$—	$68

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of September 30, 2024, and December 31, 2023:

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Accrued bonus	$1,184	$501
Accrued director compensation	296	427
Accrued research and development expenses	281	507
Accrued legal	42	43
Accrued interest	—	19
Contract settlement contingent liability (*)	350	—
Other	138	26
Total accrued expenses	$2,291	$1,523

(*) - The Company and Nuwellis entered into the Settlement Agreement in connection with the Company's termination of the Distribution Agreement on August 18, 2024. A contingent liability of $350,000 was recognized in connection with the Settlement Agreement to reflect that the circumstances that gave rise to this obligation existed as of September 30, 2024. See Note 15 to our unaudited consolidated financial statements for the three- and nine- months ended September 30, 2024, included elsewhere in this Form 10-Q for additional information.

Note 6. Notes Payable

Notes payable activity was as follows for the nine-month period ended September 30, 2024:

($ in thousands)	LMFA	LMFAO	Maxim	Insurance Financing	Investor D Note	Unamortized deferred financing costs
Balance as of December 31, 2023	$296	$1,128	$2,771	$565	$—	$(52)
Note issued in exchange for warrants	—	—	—	—	$450	—
Payments	(296)	(1,128)	(2,771)	(565)	(450)	(50)
Amortization of costs	—	—	—	—	—	102
Balance as of September 30, 2024	$—	$—	$—	$—	$—	$—

There are no future maturities of any of the above formerly existing notes payable, as further explained below.

Investor D Note

On June 28, 2024, the Company and Investor D agreed to exchange all of the remaining outstanding warrants held by Investor D, which were issued in connection with Investor D's convertible debt issued between March 2023 and January 2024, into a short-term note of approximately $0.5 million. The interest rate on the loan was 7.0% per annum and the note was paid in full during the three-months ending September 30, 2024.

Senior Secured LMFA Note Payable

The company entered into a senior secured note with LMFA in September 2022. The interest rate on the loan was 7.0% and was to mature on March 27, 2025. The Company paid this note in full during the quarter ended March 31, 2024.

Senior Secured LMFAO Note Payable

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

The company entered into a senior secured note with LMFAO in October 2022. The interest rate on the loan was 7.0% and was to mature on March 27, 2025. The Company paid this note in full during the quarter ended March 31,2024.

Unsecured Maxim Note Payable

In October 2022, the Company entered into an unsecured promissory note with Maxim, for an aggregate principal amount of $4.2 million (the "Maxim Note"). The interest rate on the note was 7.0%. As a result of the Reverse Stock Split, the approximately $2.6 million remaining Maxim Note balance became due within 90 days of the June 2024 Reverse Stock Split event. The Maxim Note was paid in full during the three-months ended September 30, 2024.

Insurance Financing

In October 2023, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. The Company paid the remaining two monthly installments of principal and interest with the last payment being made in August 2024.

Note 7. Convertible Notes

The activity for the convertible notes is disclosed in the table below for the nine month period ended September 30, 2024. See our Annual Report on Form 10-K for the year-ended for December 31, 2023, for other details relating to the Investor D convertible notes issued prior to December 31, 2023.

($ in thousands)	3rd Investor D Note 3-1	3rd Investor D Note 3-2	3rd Investor D Note 3-3	3rd Investor D Note 3-4	4th Investor D Note	5th Investor D Note	6th Investor D Note	Total
Balance as of December 31, 2023	$1,012	$999	$972	$568	$822	$—	$—	$4,373
Issuance (Face Value)	—	—	—	—	—	272	815	1,087
Fair value of detachable warrants at issuance	—	—	—	—	—	(147)	(439)	(586)
(Gain)/loss on conversion	1,201	636	615	381	77	482	2,005	5,397
Conversion to common stock	(2,213)	(1,635)	(1,587)	(949)	(947)	(607)	(2,381)	(10,319)
(Gain)/loss on reporting period remeasurement	—	—	—	—	748	—	—	748
Redemption	—	—	—	—	(700)	—	—	(700)
Balance as of September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—

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

During the quarter-ended March 31, 2024, the institutional investor converted approximately $3.3 million (face value) of outstanding debt, by converting the outstanding debt into approximately $9.5 million of the Company's common stock. As of March 31, 2024, the Company still owed the institutional investor approximately $1.0 million

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

(face value) in convertible debt, with a fair value of approximately $1.1 million, which as disclosed below, was ultimately either converted or redeemed by June 30, 2024.

The Company incurred a loss of approximately $5.8 million as a result of the following: (i) $4.7 million loss on conversion into equity as a result of the difference between the fair value of the convertible notes being converted and the equity being delivered, (ii) $0.7 million loss on issuance of the Investor D convertible notes issued during the three-months ended March 31, 2024, as a result of the combination of the fair value of detachable warrants issued in conjunction to the Investor D Notes issues during the three-months ended March 31, 2024, and the excess fair value over the proceeds received for the Investor D convertible notes issues during the three-months ended March 31, 2024, and (iii) $0.4 million loss on the change in fair value of those Investor D convertible notes still outstanding as of March 31, 2024.

Investor D April 2024 Side Letter

On April 1, 2024, the Company and Investor D entered into a side letter agreement (the "April 2024 Side Letter") whereby each party agreed to suspend certain rights of Investor D for a 60-day period, extending those rights from March 30, 2024, to May 30, 2024. Those rights included a 10-day notice period for any subsequent financing and rights to review terms of such financing arrangements. Finally, Investor D waived its rights and notice of default in the event of such financings. In addition, after the end to the May 30, 2024, suspension period being reached, Investor D has the right to require the Company to redeem all or a portion of any outstanding Investor D convertible notes at 200% of the conversion amount (the "Make-Whole Amount").

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

•
As of June 30, 2024, there were no remaining outstanding convertible debt instruments. There were no additional issuances of convertible debt during the three-months ended September 30, 2024.

Note 8. Equity Transactions

January 2024 Offering

On January 26, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company issued to the investor (the "Q1 2024 SPA"), (i) in a registered direct offering, 252,182 shares of the Company’s common stock, par value $0.0001 per share, and pre-funded warrants to purchase 181,449 shares of Common Stock (the "Pre-Funded Warrants") with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, series A warrants to purchase 433,631 shares of common stock (the "Series A Common Warrants") and series B warrants to purchase 216,816 shares of common stock each with an exercise price of $20.76 (the "Series B Common Warrants" and together with the Series A Common Warrants, the "Investor E Warrants"). Such registered direct offering and concurrent private placement are referred to herein as the “January 2024 Offering".

The Company received aggregate gross proceeds from the January 2024 Offering of approximately $9.0 million, before deducting fees to the Maxim Group LLC and other estimated offering expenses payable by the Company. The Investor E Warrants became exercisable on June 4, 2024, the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Investor E Warrants (the "Stockholder Approval Date"). The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date and the Series B Common Warrants will expire on the twelve-month anniversary of the Stockholder Approval Date. The Pre-Funded Warrants will not expire and will be exercisable commencing on January 26, 2024, and at any time until all of the

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Pre-Funded Warrants are exercised in full. All Pre-Funded Warrants were exercised during the first quarter ended March 31, 2024.

The Company paid approximately $0.7 million in fees to Maxim Group LLC and issued 21,682 warrants (the "PA Warrants") to purchase shares of the Company's common stock, with a fair value of approximately $0.3 million at issuance. The exercise price of these warrants is $22.83 per share and the warrants become exercisable on July 30, 2024, expiring five years after the closing date.

July 2024 Offering

On July 10, 2024, the Company entered into a securities purchase agreement (the “Q3 2024 SPA”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market: (i) 947,868 shares of the Company’s common stock, $0.0001 par value per share and (ii) Common Stock purchase warrants to purchase up to 947,868 shares of Common Stock (the “July 2024 Investor Warrants”) in a concurrent private placement (together the "July 2024 Offering"). The July 2024 Investor Warrants were immediately exercisable, expire five years following the issuance date and have an exercise price of $10.55 per share. The Company agreed to register the shares of Common Stock underlying the Common Warrants within 30 days of the date of the Purchase Agreement. The combined purchase price of each share of Common Stock and July 2024 Investor Warrant is $10.55. The gross proceeds to the Company from the Offering were approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

On May 17, 2024, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the offering. The Company paid Wainwright an aggregate cash fee equal to (i) 6.4% and 1% management fee of the gross proceeds of the July 2024 Offering and (ii) for certain expenses incurred by Wainwright totaling approximately $0.8 million. Additionally, the Company has agreed to issue to Wainwright or its designees as compensation, warrants to purchase up to 66,351 shares of Common Stock, equal to 7.0% of the aggregate number of Shares placed in the Offering (the “July 202 4 PA Warrants”, which combined with the July 2024 Investor Warrants are herein referred to as the "July 2024 Warrants"). The Placement Agent Warrants have a term of five years from the commencement of sales under the Offering and an exercise price of $13.1875 per share of Common Stock (equal to 125% of the offering price).

August 2024 At-The-Market Offering

On August 20, 2024, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Wainwright as sales agent, to sell shares of its common stock, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Company's Common Stock made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock (the "ATM").

Through September 30, 2024, the Company raised approximately $0.1 million utilizing the ATM, issuing 12,218 shares of the Company's Common Stock.

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

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Note 9. Warrants

Warrants Issued in FY 2024

July 2024 Warrants

As discussed in Note 7, as part of the Q3 2024 SPA, the Company issued on July 11, 2024 the following warrants to purchase the Company's common stock to certain institutional investors and the placement agent:

•
July 2024 Investor Warrants - warrants to purchase 947,868 shares of the Company's common stock with an exercise price of $10.55, expiring July 10, 2029.
•
July 2024 PA Warrants - warrants to purchase 66,351 shares of the Company's common stock, with an exercise price of $13.1875, expiring July 10, 2029.

Investor E (January 2024) Warrants

As discussed in Note 7, as part of the Q1 2024 SPA, the Company issued on January 26, 2024 the following warrants to purchase the Company's common stock to Investor E:

•
Pre-Funded Warrants - warrants to purchase 181,449 shares of common stock with an exercise price of $0.0001. The Pre-Funded Warrants had no expiration date and were exercisable commencing on the date of issuance and at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants were exercised in full during the quarter ended March 31, 2024

•
Series A and Series B Common Warrants - in a concurrent private placement, Series A Common Warrants to purchase 433,631 shares of Common Stock and Series B Common Warrants to purchase 216,816 shares of common stock each with an exercise price of $20.76.

•
PA Warrants – in a concurrent private placement, PA Warrants to purchase 21,682 shares of common stock with an exercise price of $22.83 per share.

Investor E Warrants became exercisable on June 4, 2024, the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Investor E Warrants. The Series A Common Warrants will expire on June 4, 2029, and the Series B Common Warrants will expire on June 4, 2025.

Maxim Group LLC ("Maxim") acted as the placement agent in connection with the transactions pursuant to the Placement Agency Agreement, dated January 26, 2024, by and between the Company and Maxim. On January 30, 2024, Maxim received warrants to purchase 21,682 shares of common stock covering a number of shares equal to 5% of the total number of shares of common stock sold in the Transactions. The PA Warrants became exercisable six months after the closing and will expire on January 30, 2029. The PA Warrants are exercisable at a price equal to 110.0% of the offering price in connection with the placement.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined the Investor E and PA Warrants meet the conditions for equity classification and should be included on the consolidated balance sheet as a component of stockholders' equity (deficit).

Investor D Warrants

The Company, in conjunction with additional borrowing of convertible debt related to the Second Amendment to the Investor D SPA on January 12, 2024 and January 24, 2024, issued warrants to purchase up to 131,927 and 395,781 shares of common stock, respectively, with an exercise price of $0.56 per share, and additional warrants to purchase up to 131,927 and 395,781 shares of common stock, respectively, with an exercise price of $0.56 per share.

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

All remaining Investor D Warrants issued in connection with the Investor D SPA were exchanged for an approximately $0.5 million short-term note payable on June 28, 2024, eliminating all remaining Investor D Warrants issued in connection with the Investor D SPA as of June 30, 2024 (see Note 5).

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

The Company had the following warrants outstanding at September 30, 2024, and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Liability Classified Warrants
Investor D Warrants	—	254,732
Private Placement Warrants	229,520	229,520
PIPE Investor Warrants	20,000	20,000
Subtotal	249,520	504,252

Equity Classified Warrants
Investor E (January 2024) Warrants	650,446	—
July 2024 Warrants	1,014,219	—
Placement Agent Warrants	21,682	—
Public Stockholder Warrants	422,000	422,000
Legacy Warrants	1,957	1,957
Subtotal	2,110,304	423,957
Grand Total	2,359,824	928,209

The following tables provides the weighted-average strike price and time to maturity for each warrant tranche as of September 30, 2024, and December 31, 2023:

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

As of September 30, 2024	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	3.32
PIPE Investor Warrants	20,000	$287.50	3.32

Equity Classified Warrants
Investor E (January 2024) Warrants	650,446	$20.76	4.03
July 2024 Warrants (*)	1,014,219	$10.72	4.78
Placement Agent Warrants	21,682	$22.75	4.75
Public Stockholder Warrants	422,000	$287.50	3.32
Legacy SeaStar Inc. Warrants	1,957	$250.00	1.88

As of December 31, 2023	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Expiration
Liability Classified Warrants
Investor D Warrants	254,732	$12.50	4.65
Private Placement Warrants	229,520	$287.50	3.82
PIPE Investor Warrants	20,000	$287.50	3.82

Equity Classified Warrants
Public Stockholder Warrants	422,000	$287.50	3.82
Legacy SeaStar Inc. Warrants	1,957	$250.00	2.38

(*) - The July 2024 Warrants comprise both the July 2024 Investor Warrants and the July 2024 PA Warrants. Accordingly, the reported exercise price is the weighted-average exercise price.

Below is the warrant activity for the nine-months ended September 30, 2024:

	Investor D Warrants	Investor E (January 2024) Warrants	July 2024 Warrants	Placement Agent Warrants	Private Placement Warrants	PIPE Investor Warrants	Public Stockholders' Warrants	Legacy Warrants
Outstanding as of December 31, 2023	254,732	—	—	—	229,520	20,000	422,000	1,957
Issuance	42,217	831,895	1,014,219	21,682	—	—	—	—
Exercised	(170,625)	(181,449)	—	—	—	—	—	—
Forfeited / cancelled	—	—	—	—	—	—	—	—
Exchanged for Investor D Note	(126,324)	—	—	—	—	—	—	—
Outstanding as of September 30, 2024	-	650,446	1,014,219	21,682	229,520	20,000	422,000	1,957

During the three months ended September 30, 2024, the Company incurred a gain of approximately $0.2 million from the mark-to-market adjustment for all remaining liability classified warrants.

During the nine months ended September 30, 2024, the Company incurred (i) a $1.6 million loss from exercises of certain Investor D Warrants, (ii) a gain of $1.3 million from the exchange of all remaining Investor D Warrants in June 2024 for an approximately $0.5 million short-term Investor D Note which was paid in full during the three-months ended September 30, 2024. and (iii) a loss of approximately $0.5 million from the periodic mark-to-market adjustments for all liability classified warrants over that period.

Note 10. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company's condensed

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

consolidated statements of operations for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Research and development	$9	$198	$121	$333
General and administrative	191	286	554	1,211
Total stock-based compensation	$200	$484	$675	$1,544

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

Stock Options

Option activity for the period ended September 30, 2024, is as follows:

2022 Omnibus Incentive Plan - Stock Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	14,045	$46.00	$—	9.3
Exercised	—
Issued	—
Forfeited / cancelled	(931)
Outstanding at September 30, 2024	13,114	$46.00	$—	8.5
Vested and exercisable as of September 30, 2024	13,114	$—	$—	8.5

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

2019 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	9,797	$46.00	$—	6.7
Exercised	—
Issued	—
Forfeited / cancelled	(980)
Outstanding as of September 30, 2024	8,817	$46.00	$—	5.9
Vested and exercisable as of September 30, 2024	8,238	$46.00	$—	5.9

Restricted Stock Units

A summary of the Company’s restricted stock unit (‘RSU”) activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grand Date Fair Value (per share)
Outstanding as of December 31, 2023	9,361	$36.75
Granted	38,000
Vested	(9,183)
Forfeited / cancelled	(178)
Outstanding as of September 30, 2024	38,000	$17.93

2019 Stock Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grand Date Fair Value (per share)
Outstanding as of December 31, 2023	3,698	$200.00
Exercised	—
Vested	(1,969)
Forfeited / cancelled	(422)
Outstanding as of September 30, 2024	1,307	$200.00

Note 11. Commitments and Contingencies

Lease Agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was approximately $8 and $24 thousand for the three- and nine- months ended September 30, 2024 and 2023, respectively.

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

2022 Demand Letter

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

2024 Securities Class Action Lawsuit

On July 5, 2024, Forrest A K Wells (the “Plaintiff”), a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the State of Colorado, captioned Wells v. SeaStar Medical Holding Corporation et al, Case No. 1:24-cv-0187 (D. Colorado) (the “Class Action”). The Class Action alleges that the Company, its Chief Executive Officer and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding the Company’s business and operations, allegedly culminating in the Company’s restatement of its consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. The Company intends to vigorously defend the action.

The Company has not recognized a contingent liability for this Class Action event as it does not qualify for the recognition criteria under ASC 450 - Contingencies.

Confidential Settlement Agreement

On October 20, 2024, the Company entered into the Settlement Agreement with Nuwellis whereby the Company has agreed to pay Nuwellis $0.9 million in connection with the Company's termination of the Distribution Agreement. Of the $0.9 million, $550 thousand represented contract liabilities previously recognized (see Note 3), and $350 thousand of additional consideration. See Note 15 to our unaudited consolidated financial statements for the three- and nine- months ended September 30, 2024, included elsewhere in this Form 10-Q for additional information.

Note 12. Fair Value Measurements

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

The fair value of the forward option on prepaid forward contracts, convertible notes, and the warrants liability is

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

classified as Level 3 in the fair value hierarchy.

Fair Value Measurement Hierarchy

The following table presents the Company's financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets or goodwill which can require non-recurring measurements for impairment.

	Fair Value Measurements as of September 30, 2024
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$110	$110
	$—	$—	$110	$110

	Fair Value Measurements as of December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible notes	$—	$—	$4,179	$4,179
Liability classified warrants	—	—	2,307	2,307
Total	$—	$—	$6,486	$6,486

Summary of Level 3 Input Changes

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the periods ended September 30, 2024 and December 31, 2023 (in thousands):

Level 3 Roll Forward ($ in thousands)	Convertible Notes	Liability Classified Warrants
Balance as of December 31, 2023	$4,373	$2,307
Additions	501	586
Cash paid to settle	(700)	—
Exchange for short-term note payable	—	(450)
Shares issued upon conversion or exercise	(4,922)	(3,106)
Changes in fair value	748	773
Balance as of September 30, 2024	$—	$110

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

Liability Classified Warrants

The liability classified warrants as of September 30, 2024 and December 31, 2023, include three classes of warrants, and therefore, the range of assumptions used has been provided. Significant assumptions used in valuing warrants which require liability classification were as follows as of September 30, 2024 and December 31, 2023.

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

As of September 30, 2024

Expected volatility	120.00%
Equivalent term	3.08
Risk-free rate	3.58%
Dividend yield	0.00%
Stock price	$4.26
Strike price	$287.50

	As of December 31, 2023
	Minimum	Maximum
Expected volatility	85.00%	90.00%
Equivalent term	4.04	4.65
Risk-free rate	3.84%	3.90%
Dividend yield	0.00%	0.00%
Stock price	$11.00	$11.00
Strike price	$12.50	$287.50

Note 13. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Except as noted below, due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company has recognized an insignificant provision for certain minimum state taxes of less than $0.1 million as of September 30, 2024, and December 31, 2023.

The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

Note 14. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share and per share amounts)	2024	2023	2024	2023
Net loss	$(4,478)	$(7,232)	$(20,411)	$(16,775)
Weighted-average shares outstanding - basic and diluted	4,086,871	801,939	3,348,490	641,125
Basic and diluted net loss per share	$(1.10)	$(9.02)	$(6.10)	$(26.16)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

SeaStar Medical Holding Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

	As of September 30,
	2024	2023
Investor D warrants	—	301,170
Investor E (January 2024) warrants	650,446	—
July 2024 Warrants	1,014,219	—
Placement Agent warrants	21,682	—
Public Stockholders' warrants	422,000	414,000
Private Placement warrants	229,520	229,520
PIPE Investor warrants	20,000	28,000
Legacy warrants	1,957	2,789
Employee based options to purchase common stock	21,352	15,933
Unvested employee based restricted stock units	39,307	12,572
Total	2,420,483	1,003,984

Note 15. Subsequent Events

Confidential Settlement Agreement

In December 2022, the Company entered into the Distribution Agreement with Nuwellis, pursuant to which the Company appointed Nuwellis as its exclusive distributor for the sale and distribution of its pediatric SCD product throughout the United States. In May 2024, the Company provided notice to Nuwellis that Nuwellis had breached the Distribution Agreement and that the Distribution Agreement would terminate effective August 18, 2024.

Nuwellis disputed the validity of the termination and on October 20, 2024, the Company entered into a confidential settlement agreement and release with Nuwellis, pursuant to which the Company agreed to pay Nuwellis an aggregate of $900 thousand, payable in three installments through December 31, 2024. The Company paid the first installment of $500 thousand on October 22, 2024.

At-The-Market Offering

Subsequent to September 30, 2024 and as of November 11, 2024, the Company raised approximately $2.0 million by issuing approximately 0.6 million shares of the Company's common stock for net proceeds of approximately $1.9 million under the Company's At-the-Market offering facility which was registered on August 21, 2024.

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

Overview

On October 28, 2022, LMAO consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc. and SeaStar Medical, Inc. pursuant to an Agreement and Plan of Merger (the "Business Combination"), resulting in the formation of the Company.

We are a commercial stage medical technology company developing a proprietary platform therapy, our Selective Cytopheretic Device (“SCD”), to reduce the consequences of hyperinflammation on vital organs. We received Food and Drug Administration ("FDA") approval for our pediatric SCD on February 22, 2024, under a Humanitarian Device Exemption ("HDE"), and shipped our first commercial pediatric SCD in July 2024. A pivotal clinical trial for the SCD in adult patients with Acute Kidney Injury ("AKI") is underway with 59 patients enrolled as of November 12, 2024.

The inflammatory response is critical to fend off infections and repair damaged tissue in the body. Central to inflammation are the cells within blood and lymph circulatory systems, called white blood cells (primarily neutrophils and monocytes), also referred to commonly as “pus” cells. In a normal inflammatory response, neutrophils are the first immune cells to arrive at the site and are key to the entire immune response that kills pathogens and promotes tissue repair. These inflammatory cells release chemicals (cytokines) that trigger the immune system to eliminate foreign pathogens or damaged tissue, enhancing the immune response.

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

We are using our SCD to clinically validate several acute and chronic organ injury indications, which include kidneys, heart, liver, brain and lungs. Our investigational SCD for adults is an extracorporeal synthetic membrane device that is currently being evaluated in a pivotal clinical trial in the US for pre-market clearance by the FDA. The SCD for adults is designed to be easily integrated into existing continuous renal replacement therapy (“CRRT”) systems that are commonly installed in hospitals, including in ICUs throughout the United States. Similar to our pediatric SCD, once approved and commercialized, our adult SCD is expected to initially target acute kidney injury in adults on CRRT. In addition, we are developing our SCD to address inflammation associated with liver disease, acute respiratory distress syndrome, chronic dialysis and chronic heart failure in adult populations.

We have incurred net losses in each year since our inception in 2007. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $135.2 million and $114.7 million, respectively. Our net losses were $20.4 million and $16.8 million for the nine months ended September 30, 2024, and 2023, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

As of September 30, 2024, and December 31, 2023, we had cash of $2.1 million and $0.2 million, respectively.

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

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited consolidated financial statements are made available. See Note 1 to our unaudited consolidated financial statements for the three- and nine- months ended September 30, 2024, included elsewhere in this Form 10-Q for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have generated revenue of approximately $0.1 million from the sale of commercialized pediatric SCD products. Our ability to generate product revenue in the future will depend on the successful roll-out of our QUELIMMUNE pediatric SCD to hospitals and the development and eventual successful commercialization of our adult SCD. Until such time we are able to generate significant revenue from product sales, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs and any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” for additional information.

Key Components of Results of Operations

Recent Developments

Confidential Settlement Agreement

In December 2022, we entered into a license and distribution agreement (the “Distribution Agreement”) with Nuwellis, Inc. (“Nuwellis”), pursuant to which we appointed Nuwellis as our exclusive distributor for the sale and distribution of its pediatric SCD throughout the United States. In May 2024, we provided notice to Nuwellis that Nuwellis had breached the Distribution Agreement and that the Distribution Agreement would terminate effective August 18, 2024.

Nuwellis disputed the validity of the termination and on October 20, 2024, the Company entered into a confidential settlement agreement and release with Nuwellis (the "Settlement Agreement"), pursuant to which the Company agreed to pay Nuwellis an aggregate of $900,000 payable in three installments through December 31, 2024. The Company made the first payment of $0.5 million on October 22, 2024.

Revenue

Our pediatric SCD received HDE approval from the FDA in February 2024. Since that time, we have begun to build out our commercial operations, develop our customer base and initiate commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. Through September 30, 2024, we have recognized approximately $0.1 million of revenue from the sale of QUELIMMUNE. Historically, prior period revenue has been primarily derived from government and other grants. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants. We expect that any revenue we generate will fluctuate from quarter to quarter as we introduce QUELIMMUNE to pediatric hospital customers. We also continue to develop our adult SCD for which we are enrolling patients in a pivotal study to support a FDA approval. If we fail to complete the development of, or fail to obtain regulatory approval for commercialization of our adult SCD in a timely manner, our ability to generate future revenue, and our results of operations and financial position, could be materially adversely affected.

Research and Development Expenses

Since inception, we have focused our resources on research and development activities, including conducting preclinical studies and clinical trials, and developing our process and activities related to regulatory filings for our products. Subject to the availability of additional funding, we plan to further increase our research and development expenses for the foreseeable future as we continue the development of our SCD as well as a next generation SCD.

Research and Development expenses also include salaries and related costs for employees in clinical and medical affairs roles, which include stock-based compensation expenses and benefits for such employees .

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive and finance roles, which also include stock-based compensation expenses and benefits for such employees.

Other significant general and administrative expenses include facilities costs, insurance, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents and obtaining financing. As we continue to expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, an enterprise resource planning platform, and branding.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months Ended
	September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$68	$—	$68	*
Operating expenses
Research and development	2,336	1,087	1,249	115%
General and administrative	2,188	1,855	333	18%
Total operating expenses	4,524	2,942	1,582	54%
Loss from operations	(4,456)	(2,942)	(1,582)	54%
Total other income (expense)	(22)	(4,290)	4,268	(99)%
Loss before income tax provision	(4,478)	(7,232)	2,686	(37)%
Income tax provision (benefit)	—	—	—	—
Net loss	$(4,478)	$(7,232)	$2,686	(37)%

Revenue

Revenue increased $0.1 million for the three-months ended September 30, 2024 compared to the three-months ended September 30, 2023, as the Company commenced commercial sales in July 2024. This was made possible because the Company obtained an HDE for the pediatric SCD in February 2024, and final regulatory clearance to sell commercially from the FDA under this HDE in July 2024.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Three Months Ended
	September 30,		Change
($ in thousands)	2024	2023	$	%
Clinical trials	$1,161	447	$714	160%
External services	179	76	103	136%
Payroll and personnel expenses	935	551	384	70%
Other research and development expenses	61	13	48	369%
	$2,336	$1,087	$1,249	115%

Research and development expenses for the three months ended September 30, 2024 and 2023 were $2.3 million and $1.1 million, respectively. The increase in research and development expenses of approximately $1.2 million, or 115%, was primarily driven by (i) a $0.7 million increase in clinical trial costs due to the Company's increased efforts related to patient treatments and obtaining regulatory approval to commercially market and sell its adult SCD devices, (ii) a $0.4 million increase in personnel costs related to increased headcount during the three-months ended September 30, 2024 compared to this same period ended September 30, 2023, and (iii) $0.2 million increase in external costs due to the use of certain 3rd party vendors in conjunction with the Company's regulatory compliance and maintenance efforts.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 and 2023 were $2.2 million and $1.9 million, respectively. The increase in general and administrative expenses of approximately $0.3 million was the result of (i) $0.3 million increases in fees, primarily related to the settlement for contract termination with Nuwellis, Inc., (ii) $0.1 million increase professional services, driven primarily by increased accounting, investor relations related expenses, and employee training, and (iii) and approximately $0.1 million in compensation expense. This was offset by (i) a decline in insurance expense of approximately $0.1 million, and (ii) a $0.1 million decline in marketing expenses.

Other Income (Expense)

Other expenses (net) decreased approximately $4.3 million, or close to an 100% decline for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The key drivers for this decrease were the following: (i) $1.3 million loss on change in fair value of a forward purchase option-prepaid forward contract that occurred during the three-months ended September 30, 2023, but for which there was no activity during the three-months ended September 30, 2024, as the forward purchase option-prepaid forward contract did not exist during the three-months ended

September 30, 2024, and (ii) $5.3 million loss on the change in fair value or extinguishments of convertible notes that occurred during the three-months ended September 30, 2023, but there was no such activity for the three months ended September 30, 2024, as all convertible notes were fully redeemed or converted by June 30, 2024.

The above charges were offset by (i) $1.3 million gain from the change in fair value of forward purchase agreement derivative liabilities during the three-months ended September 30, 2023, but for which there was no activity during the three-months ended September 30, 2024, as the forward purchase agreement did not exist during the three-and-nine months ended September 30, 2024, and (ii) a $0.8 million decline in gains from the change in fair value of liability classified warrants, with $1.0 million gain recognized for the three-months ended September 30, 2023, compared to only a $0.2 million gain recognized during the same period in 2024. The reason for the decline was the number of outstanding liability classified warrants declined as all of the Investor D warrants were either exercised or exchanged for a short term note by June 30, 2024, and (iii) $0.2 million decline in other income.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the three months ended September 30, 2024, and a provision for income taxes of $0.0 million for the nine months ended September 30, 2023.

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

Net Loss

During the three months ended September 30, 2024, SeaStar Medical had a net loss of $4.5 million compared to a net loss of $7.2 million for the three months ended September 30, 2023. The decreased net loss of $2.7 million has been disclosed in the above discussion.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

	Nine Months Ended
	September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$68	$—	$—	*
Operating expenses
Research and development	6,367	4,798	1,569	33%
General and administrative	6,776	6,475	301	5%
Total operating expenses	13,143	11,273	1,870	17%
Loss from operations	(13,075)	(11,273)	(1,870)	17%
Total other income (expense)	(7,333)	(5,497)	(1,836)	33%
Loss before income tax provision	(20,408)	(16,770)	(3,706)	22%
Income tax provision (benefit)	3	5	(2)	(40)%
Net loss	$(20,411)	$(16,775)	$(3,704)	22%

Revenue

Revenue increased $0.1 million for the nine-months ended September 30, 2024 compared to the nine-months ended September 30, 2023, as the Company did not commence commercial sales until the three-months ended September 30, 2024. This was made possible because the Company obtained an HDE for the pediatric SCD devices in February 2024, and final regulatory clearance to sell commercially from the FDA under this HDE in July 2024.

Research and Development

The following table discloses the breakdown of research and development expenses:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2024	2023	$	%
Clinical trials	$3,099	1,761	$1,338	76%
External services	833	1,163	(330)	(28)%
Payroll and personnel expenses	2,258	1,775	483	27%
Other research and development expenses	177	99	78	79%
	$6,367	$4,798	$1,569	33%

Research and development expenses for the nine months ended September 30, 2024 and 2023 were $6.4 million and $4.8 million, respectively, an increase of approximately $1.6 million, or 3%. The increase in research and development expenses was primarily driven by (i) $1.3 million increase in clinical trial expense due to the ongoing efforts related to the Company's adult SCD device clinical trial and continuing additional clinical trial efforts on the pediatric SCD device, (ii) $0.5 million increase in personnel costs related to increased headcount during the nine-months ended September 30, 2024 compared to this same period ended September 30, 2023, and (iii) a $0.1 million increase in other research and development expenses primarily driven by employee training programs. These increases were offset by a $0.3 million decrease in external services as the Company invested in medical training and educational materials necessary for both clinical sites and future commercialization.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $6.8 million and $6.5 million, respectively. The increase in general and administrative was driven by (i) a $0.4 million increase in accounting, finance, legal, and SEC related fees, primarily due to the restatement of 2022 and 2023 annual and interim financial statements during 2024, (ii) a $0.1 million increase in investor relations activities, (iii) a $0.4 million increase in fees primarily related to the settlement for contract termination with Nuwellis, Inc., (iv) a $0.1 million increase in recruiting costs (vi) a $0.2 million increase in employee related expenses due to head count increases, and (v) a $0.1 million increase in all other expenses. These increases were offset by (i) an approximately $0.3 million decrease in insurance expense; (ii) a $0.3 million decrease in sales and marketing expenses as the Company reduced trade show and advertising expenses, and (iii) a $0.4 million decrease in SEC reporting and filing fees by insourcing preparation of SEC filings.

Other Income (Expense)

Other expenses increased by approximately $1.8 million, or approximately 33% for the nine-months ended September 30, 2024, compared to the nine-months ended September 30, 2023. The key drivers for this increase were the following: (i) a $5.3 million loss on the change in fair value or extinguishments of convertible notes that occurred during the nine-months ended September 30, 2023 compared to a loss of $6.1 million for the same period ended September 30, 2024, an increase in losses of approximately $0.9 million, and (ii) a $2.6 million decline in gains from the change in fair value of liability classified warrants, with $1.8 million gain recognized for the nine-months ended September 30, 2024, compared to a loss of $0.8 million recognized during the same period in 2024. This was primarily due to the losses incurred as a result of liability classified warrants exercised during the nine-months ended September 30, 2024, and net losses incurred from mark-to-market adjustments at each quarterly reporting period end date.

These increases were offset by (i) a $1.3 million loss on change in fair value of a forward purchase option-prepaid forward contract that occurred during the nine-months ended September 30, 2023, but for which there was no activity during the nine-months ended September 30, 2024, as the forward purchase option-prepaid forward contract did not exist during the nine-months ended September 30, 2024, and (ii) $0.1 million in interest income for the nine-months ended September 30, 2024 compared to $0 for the same period in 2023 due to the Company utilizing an overnight sweep option with its main commercial financial institution and (iii) $0.4 million decline in interest expense for the nine-months ended September 30, 2024, as the Company incurred $0.5 million in interest expense for the nine-months ended September 30, 2024, compared to $0.9 million in interest expense for the same period ended September 30, 2023, due to the Company's reduction of its outstanding notes to $0 as of September 30, 2024.

Income Tax Provision (Benefit)

SeaStar Medical recorded a provision for income taxes of $0.0 million for the three- and nine-months ended September 30, 2024, and a provision for income taxes of $0.0 million for the three and nine months ended September 30, 2023.

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

Net Loss

During the nine months ended September 30, 2024, SeaStar Medical had a net loss of $20.4 million compared to a net loss of $16.8 million for the nine months ended September 30, 2023. The increased net loss of $3.6 million has been disclosed in the above discussion.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $135.1 million and $114.7 million, respectively.

As of September 30, 2024 and December 31, 2023, we had cash of $2.1 million and $0.2 million, respectively. Based on our results of operations and liquidity as of September 30, 2024, we believe our cash and cash equivalents, including the cash we obtained from the registered direct financing in the first quarter of 2024 and the registered direct offering in July 2024, are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited consolidated financial statements for the nine months ended September 30, 2024, are made available. We believe that this raises substantial doubt about our ability to continue as a going concern.

To finance our operations, we will need to raise additional capital. As described below, we do not expect to receive any cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of such warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. We do not currently have any committed external source of funds. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited condensed consolidated financial statements for the period ended September 30, 2024.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results, and financial condition. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

We would receive the proceeds from any exercise of warrants that are exercised for cash pursuant to their terms. To the extent any warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. We would expect to use any such proceeds received from warrants that are exercised for cash in the future for general corporate and working capital purposes, which would increase our liquidity. However, we will only receive such proceeds if and when the warrant holders exercise the warrants. The exercise of the warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our common stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. There is no assurance that the warrant holders will elect to exercise for cash any or all of such warrants, and we believe that any such exercise currently is unlikely to occur. The likelihood that warrant holders will exercise the warrants, and therefore the amount of cash proceeds that we would receive from such exercise, is dependent upon the trading price of our common stock. If the trading price for our common stock remains less than the respective exercise price of our outstanding warrants, we believe our warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless, and we may not receive any proceeds from the exercise of the warrants. To the extent that any of the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease.

As of the date of this Quarterly Report, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our warrants and the merit of including potential cash proceeds from the exercise in our liquidity projections.

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our adult SCD for approval by the FDA, invest in our commercialization of our pediatric SCD, and (ii) if regulatory approval is obtained, to launch and commercialize our adult SCD in the U.S. market, including potential subsequent launches in key international markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
our ability to receive cash proceeds from new and existing funding sources;
•
the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the costs of operating as a public company, including personnel expense as well as increased director and officer insurance premiums, audit and legal fees, investor relations fees and expenses related to compliance with public company reporting requirements under the Securities Exchange Act of 1934, as amended, and rules implemented by the SEC and Nasdaq.

Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher, than we project, and our cash and cash equivalents position is reduced faster than anticipated. Until such time, if ever, as we are able to generate significant revenue from the commercialization of our products, we expect to continue financing our operations through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2024:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
None	$—	$—	$—	$—	$—
Total contractual obligations	$—	$—	$—	$—	$—

Investor D Note

On June 28, 2024, Investor D agreed to exchange all of the remaining outstanding warrants held by Investor D, which were issued in connection with Investor D’s convertible debt issued between March 2023 and January 2024, into a short-term note of approximately $0.5 million. The interest rate on the loan is 7.00% per annum and the note is due in full during the three-months ending September 30, 2024. In August 2024, the Company paid the remaining $0.4 million and there are no further obligations.

Unsecured Maxim Note Payable

In October 2022, we entered into an unsecured promissory note with Maxim, for an aggregate principal amount of $4.2 million. The interest rate on the note is 7%. As a result of the Reverse Stock Split in June 2024, the Maxim Note became due within 90 days of the Reverse Stock Split event. In addition, the Maxim Note provides for a mandatory prepayment in connection with any subsequent financing we conduct, in an amount equal to 25% of the gross proceeds from such subsequent financing. As a result of the registered direct offering we conducted in July 2024, we were required to pay down $2.5 million of the outstanding Maxim Note in July 2024, leaving a remaining balance of approximately $0.1 million plus accrued interest that was paid down in full in August 2024. The Company has no further obligations to Maxim outstanding as of September 30, 2024.

Insurance Financing

In October 2023, we entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. We paid down the remaining principal and interest payments during the three months ended September 30, 2024.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

Cash Flow from Operating Activities

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(11,314)	$(5,800)
Investing activities	—	—
Financing activities	13,220	5,826
	$1,906	$26

Net cash used in operating activities for the nine months ended September 30, 2024 was $11.3 million compared to $5.8 million for the nine months ended September 30, 2023. The increase in cash used for operating activities of $5.5 million is primarily due to the (i) increase in operating expenditures of approximately $2.0 million, and (ii) coupled with the timing of certain payments to vendors to reduce our outstanding payables resulted in an increase in cash outflows for operating activities.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $13.2 million, was primarily related to (i) $13.6 million received from the issuance of new shares of common stock, (ii) $3.8 million in proceeds from issuance of pre-funded warrants, (iii) $0.9 million from proceeds received from the exercise of warrants to purchase shares of the our common stock, and (iv) $1.0 million received from the issuance of convertible notes. This was offset by (i) $5.3 million paid to settle outstanding notes payable and (ii) $0.7 million paid to cover a redemption of certain outstanding convertible notes.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024, and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2024.

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

To help address the material weaknesses, we have strengthened our accounting team with the addition of an experienced Controller and Chief Financial Officer and have added additional accounting resources that are expected to help to remediate the material weaknesses. We will also continue to review the overall internal control environment as we develop the requisite internal control framework. While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the changes intended to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three-months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we are continually evaluating its processes and controls over financial reporting in order to implement substantive changes to remediate aforementioned material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 5, 2024, Forrest A K Wells (the “Plaintiff”), a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the State of Colorado, captioned Wells v. SeaStar Medical Holding Corporation et al, Case No. 1:24-cv-0187 (D. Colorado) (the “Class Action”). The Class Action alleges that the Company, its Chief Executive Officer and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding the Company’s business and operations, allegedly culminating in the Company’s restatement of its consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. The Company intends to vigorously defend the action.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other public filings, which could materially affect our business, financial condition or future results. Except as set forth below, there has been no material changes from risk factors previously disclosed in “Risk Factors” in our Form 10-K for the year ended December 31, 2023 and our other public filings:

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

On June 14, 2023, we received a letter from the Nasdaq Staff notifying us that the MVLS of our Common Stock had been below the minimum $35,000,000 MVLS Requirement (the “MVLS Requirement”).

The letter also stated that we would be provided 180 calendar days, or until December 11, 2023, to regain compliance with the MVLS Requirement. On December 13, 2023, we received a notification from the Listing Qualification Department of Nasdaq that we had not regained compliance with the MVLS Requirement and that our Common Stock would be subject to delisting unless we timely requested a hearing before a panel (the “Panel”). On December 19, 2023, we submitted a hearing request to the Panel to appeal the delisting determination. On the same date, we received a notice from Nasdaq stating that its delisting action had been stayed pending a final written decision by the Panel and that a hearing would be held on March 12, 2024. On February 6, 2024, we received notification from Nasdaq that we had regained compliance with the MVLS Requirement.

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

On June 24, 2024, we received a letter from the Nasdaq Staff indicating the Company was no longer in compliance with the MVLS of $35 million required for listing on Nasdaq. The Company has 180 days, or until December 23, 2024, to regain compliance with the MVLS Requirement.

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

The Company believed at the time of these issuances and adjustments that the entire transaction had been approved by shareholders. The Company requested that Nasdaq determine whether the issuance of and adjustment to the conversion price of certain of the convertible notes to a price that was lower than the floor price initially agreed to in the subject securities purchase agreement, and the issuance of certain warrants (the "Additional Transactions") did not violate Nasdaq Listing Rule 5635(d)(2).

The notification to Nasdaq was made in accordance with Nasdaq Listing Rule 5625. Pursuant to the notice, the Company committed to fully comply with all Nasdaq shareholder approval requirements, to involve certain advisers and to notify Nasdaq prior to the issuance of any securities for one year following the date of notice.

While the Additional Transactions may have violated Nasdaq Listing Rule 5635(d)(2), Nasdaq has agreed to not issue a delisting letter if the Company obtains shareholder ratification of the Additional Transactions by the end of 2024. In order to obtain such approval and ratification of the Additional Transactions, the Company will hold a special meeting of its shareholders on November 26, 2024. The Company has filed with the Securities and Exchange Commission (“SEC” ) a proxy statement on Schedule 14A that contains more information on the special meeting and the voting rights of the Company's shareholders. If shareholder approval and ratification is not obtained, the Company’s Common Stock may be delisted from Nasdaq.

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

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. The Company expects its research and development expenses to substantially increase in connection with its ongoing activities, particularly as it advances its clinical programs. As of September 30, 2024 and December 31, 2023, SeaStar Medical had negative working capital of $3.0 million and $10.7 million, respectively. The Company currently does not have sufficient capital to support its operations and complete its planned regulatory approval process. The Company will need to secure additional capital to continue its operation, and such funding may not be available on acceptable terms, or at all.

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

If we are unable to raise additional capital in sufficient amounts or on acceptable terms, the Company will be prevented from pursuing development and commercialization efforts, including completing the clinical trials and regulatory approval process for its SCD product candidates, which would have a material adverse impact on its business, results of operations and financial condition.

Risks Related to our Business Operations

Supply interruptions affecting the availability of components used in the Company’s SCD Clinical Kits could have an adverse effect upon its clinical trials and revenue prospects.

The Company currently outsources the manufacturing of all components used with its SCD which are then assembled (kitted) and shipped by the Company. Manufacturing of the Company’s SCD cartridge is an involved process and is currently limited to one approved supplier. Manufacturing of the Company’s SCD blood tubing set is straight-forward but is also currently limited to one approved supplier. Certain other SCD kit components are readily available from multiple sources.

To support its current clinical trial needs and its commercial sales, the Company complies with, and intends to continue to comply with, current Good Manufacturing Practice (“cGMP”) for the outsourced manufacturing and in-house kitting of its products where applicable. The Company’s ability to adequately procure the outsourced components and supply its SCD in a timely matter is dependent on the uninterrupted and efficient operation of its third-party suppliers and manufacturers, and those of the parties producing raw materials and supplies upon which it relies for the manufacturing of its products. Availability of the Company’s products may be impacted by:

•
the availability of specified components, particularly those for which it has no other currently approved supplier;
•
the ability of the Company to assemble and fulfill orders for pediatric and adult SCDs;
•
maintenance of its quality management system and facility qualifications;
•
continued compliance with regulatory requirements and cGMP;
•
facility environmental contamination or catastrophic loss or damage;
•
product quality success rates and yields; and
•
global viruses and pandemics.

If efficient manufacture and supply of its SCD is interrupted, the Company may experience delayed shipments or supply constraints. If it is unable to provide an uninterrupted supply of its products, the Company’s ongoing clinical trials may be delayed, and/or commercial sales can be impaired, which could materially and adversely affect its business, results of operations, and financial condition.

The Company recently terminated its exclusive distribution agreement with a third-party distribution partner.

In August 2024, the Company terminated its Distribution Agreement with Nuwellis, which was the Company’s exclusive distribution agreement with a third-party distribution partner. The Company has currently elected to commercialize its FDA approved SCD-PED (SCD-pediatric, tradename ‘QUELIMMUNE’), using its own commercial resources. The Company does not have experience with selling and distributing QUELIMMUNE and its results may fall short of investors’ expectations. If the Company is unable to develop effective sales and distribution capabilities internally, we may not be able to successfully generate sales of our products, including QUELIMMUNE, and our business and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three- and nine- months ended September 30, 2024, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three- and nine- months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed by registrant on July 11, 2024).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by registrant on July 11, 2024).
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by registrant on July 11, 2024)
10.2

At The Market Offering Agreement, dated August 20, 2024, by and between SeaStar Medical Holding Corporation, and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on August 21, 2024).

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

SeaStar Medical Holding Corporation

Date: November 13, 2024	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ David Green
David Green
Chief Financial Officer (Principal Financial and Accounting Officer)