Form 10-K
period 2024-12-31
SeaStar Medical Holding Corp
filed 2025-03-27
CIK 1831868

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)e

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39927

SEASTAR MEDICAL HOLDING CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	85-3681132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3513 Brighton Blvd., Suite 410 Denver, CO	80216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 427-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ICU	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock for $287.50 per share	ICUCW	The Nasdaq Stock Market LLC

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

Based on the closing sales price of the Registrant’s common stock on Nasdaq on June 28, 2024, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23.9 million. All executive officers and directors of the Registrant, and all shareholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025 was 8,721,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. We anticipate that we will file the 2024 proxy statement on or before April 29, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking and as such are not historical facts. These statements are based on the beliefs and assumptions of management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the our possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
•
our intended use of net proceeds from our public offerings.
•
our future capital requirements and sources and uses of cash;
•
our ability to obtain funding or raise capital for its operations and future growth;
•
any delays or challenges in obtaining FDA approval of our SCD product candidates;
•
economic downturns and the possibility of rapid change in the highly competitive industry in which our operates;
•
the ability to develop and commercialize its products or services following regulatory approval of our product candidates;
•
the failure of third-party suppliers and manufacturers to fully and timely meet their obligations;
•
product liability or regulatory lawsuits or proceedings relating to our products and services;
•
inability to secure or protect its intellectual property;
•
dispute or deterioration of relationship with our major partners and collaborators;
•
the ability to maintain the listing of its Common Stock on Nasdaq;
•
delays associated with government and other grant funding;
•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of our to grow and manage growth profitably; and
•
other risks and uncertainties indicated in this Annual Report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to “SeaStar Medical”, the “Company”, “we” “us” or “our” refer to SeaStar Medical Holding Corporation and our consolidated subsidiaries following the Business Combination (as defined herein), other than certain historical information that refers to the business of SeaStar Medical, Inc. (the “Predecessor”) prior to the consummation of the Business Combination.

Overview

We are a commercial-stage healthcare company focused on transforming treatments for critically ill patients facing organ failure and potential loss of life. Our Selective Cytopheretic Device (“SCD”) is designed as a disease-modifying device that neutralizes over-active immune cells and stops the cytokine storm that yields destructive hyperinflammation and creates a cascade of events that wreak havoc in the patient’s body. It has broad potential applications for patients suffering from both acute and chronic kidney disease as well as cardiovascular and other serious inflammatory diseases.

We received Food and Drug Administration (“FDA”) approval on February 21, 2024, under a Humanitarian Device Exemption (“HDE”) for our pediatric SCD therapy. It is the only FDA approved product for use in pediatric patients with acute kidney injury (“AKI”) due to sepsis or a septic condition requiring kidney replacement therapy. We shipped our first commercial pediatric SCD (“QUELIMMUNE”) in July 2024. In addition, we are currently conducting a pivotal clinical trial to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy (“CRRT”).

Our SCD therapy has been awarded Breakthrough Device Designation (“BDD”) for four therapeutic indications by the FDA, including the use of the SCD therapy for adult patients with AKI, patients with cardiorenal syndrome awaiting left ventricular assist device (“LVAD”) implantation, patients with hepatorenal syndrome, and patients with end stage renal disease (“ESRD”). The BDD enables the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with FDA.

The inflammatory response is essential to the healing process of critical organs; however, the overactivation of inflammatory cells, which can be triggered by many different bodily insults such as trauma, surgery or infection, can send the body into shock and cause severe damage to a variety of critical organs such as the heart, lungs and kidney. Central to inflammation are the cells within blood and lymph circulatory systems, called white blood cells (primarily neutrophils and monocytes). In a normal inflammatory response, neutrophils are the first immune cells to arrive at the site and are key to the entire immune response that kills pathogens and promotes tissue repair. These inflammatory cells release chemicals (cytokines) that trigger the immune system to eliminate foreign pathogens or damaged tissue, enhancing the immune response.

If the inflammatory response becomes excessive and dysregulated (referred to as proinflammatory), the inflammatory cells will continue to produce cytokines and other damaging molecules, further enhancing the dysregulated immune response, and altering feedback mechanisms that regulate the immune system. This results in damaging hyperinflammation spreading uncontrollably to other parts of the body, often leading to acute chronic solid organ dysfunction or failure, including the heart, lung, kidney, liver, and even death. This hyperinflammatory response is also known as the “cytokine storm,” referring to the body’s reaction to the category of small-secreted proteins released by hyperinflammatory cells that affect communication between cells.

Currently, there are no therapeutic options that specifically neutralize the white blood cells that are primarily responsible for the destructive hyperinflammatory response. Clinicians typically address hyperinflammation with therapies that are either immunosuppressive or that target one cytokine, both of which are generally suboptimal in the treatment of hyperinflammation. We believe our technology has the potential to overcome limitations in existing anti-inflammatory treatments and address the challenge of selectively targeting activated neutrophils and monocytes.

Clinical and preclinical studies conducted over the last 15 years have demonstrated that our SCD therapy can modulate the degree of activity of proinflammatory cells to help reduce tissue damage and speed the repair and recovery of organ function. Data from our trials demonstrated that the use of our SCD therapy to reverse the cytokine storm in more than 150 pediatric and adult patients with acute kidney injury on CRRT reduced mortality rates by 50%, and of those patients who survived 60 days, none have required dialysis. We believe our SCD therapy has the potential to transform the treatment of acute organ failure in the intensive care unit (“ICU”) and to improve organ function in patients with chronic kidney disease, certain cardiovascular diseases, and other serious inflammatory diseases.

Preclinically, we evaluated our SCD therapy in various animal models representing multiple hyperinflammatory indications, including acute myocardial infarction, intracranial hemorrhage, chronic heart failure, sepsis, and acute respiratory distress syndrome. The animal models demonstrated the inflammatory response and how it was modified by our SCD therapy. We will continue to explore the application of our SCD therapy across a broad range of indications where proinflammatory activated neutrophils and monocytes contribute to disease progression or severity in both acute and chronic indications.

We are leveraging our patent protected and scalable SCD therapy platform to develop proprietary treatments that are organ agnostic and target both acute and chronic indications. The SCD therapy is delivered via an extracorporeal synthetic membrane device that easily integrates into existing CRRT systems that are commonly employed for patients with acute organ injury in hospitals, including in ICUs throughout the United States. It also has the potential to be integrated into kidney dialysis systems for chronic kidney disease patients receiving renal replacement therapy at centers throughout the United States. We believe that the ease of use and broad applicability of the therapy across multiple disease states should enable us to capture a sizable market for our SCD therapy with increasingly favorable economics.

Our senior management team and Board have an average of over 19 years of experience in the healthcare industry, including expertise in regulatory and medical affairs, commercialization and distribution in our initial therapeutic priority areas. We also have assembled a team of well-respected scientific advisors who are experts in the development of our technology and products.

There is a substantial clinical need for safe and effective control of hyperinflammation and we believe that our first-in-class SCD therapy can address the large potential market of over one million patients each year that face life-threatening hyperinflammatory conditions, including organ failure and potential loss of life.

SCD Therapy for Pediatric Patients

We are currently commercializing our first product, QUELIMMUNE, under an HDE that was approved by the FDA on February 21, 2024. QUELIMMUNE is currently the only FDA approved product for critically ill pediatric patients with life-threatening acute kidney injury (AKI) due to sepsis or a septic condition.

We commenced our first product shipment of QUELIMMUNE in July 2024 and are now targeting top-tier pediatric medical facilities for adoption of the QUELIMMUNE therapy. As a condition of the approval, the FDA stipulated that we would need to institute a post approval patient surveillance registry to track certain safety and performance metrics. This typically requires an Internal Review Board (“IRB”) review and approval to use QUELIMMUNE therapy at the medical facility, which can lengthen the QUELIMMUNE adoption process. To date, we have 5 active commercial sites that have completed the registry process and have purchased and used QUELIMMUNE therapy. Additional site activations are planned for 2025.

SCD Therapy for Adult Patients

We are currently conducting a pivotal trial, NEUTRALIZE-AKI, to evaluate the safety and efficacy of our SCD therapy in 200 adults with AKI in the ICU receiving CRRT. The trial’s primary endpoint is a composite of 90-day mortality or dialysis dependency of patients treated with SCD therapy in addition to CRRT as the standard of care, compared with the control group receiving only CRRT standard of care. The trial protocol includes an interim analysis by an independent Data Safety Monitoring Board (“DSMB”) at the trial’s 90-day primary endpoint with the first 100 subjects. As of March 25, 2025, we had enrolled 94 patients in the pivotal trial. We anticipate reporting topline clinical trial results and the submission of a Pre-market Approval ("PMA") application in 2026.

We are also evaluating additional clinical development of the SCD therapy in adults based on unmet clinical needs and market opportunity. Our BDD awards by the FDA in four therapeutic areas are expected to expedite the clinical development and regulatory review of the SCD therapy for use in the designated patient populations and are the primary focus of our future clinical development decisions. We received our first BDD in 2022, two additional BDDs in 2023, and a fourth BDD in 2024.

•
On April 29, 2022, we received a BDD for the use of our SCD in the treatment of immunomodulatory dysregulation in adult patients (18 and older) with AKI, which is expected to accelerate the regulatory approval process for our ongoing pivotal trial.
•
On September 28, 2023, we received BDD for our SCD for use in patients in the hospital ICU with acute or chronic systolic heart failure and worsening renal function due to cardiorenal syndrome or right ventricular dysfunction awaiting implantation of a left ventricular assist device.
•
On October 18, 2023, we received BDD designation for our SCD for use with patients in the hospital ICU with AKI and acute on chronic liver failure.
•
On November 6, 2024, we received BDD for our SCD to treat chronic systemic inflammation in end-stage renal disease (ESRD) patients who require chronic hemodialysis, also known as chronic dialysis. This is our first BDD in a chronic disease setting.

We believe that our SCD therapy is readily applicable for use in other indications, which will increase the addressable market for our SCD therapy, but will also require additional clinical studies and FDA approval.

We have pursued patent protection for our SCD therapy as well as other technologies. Our patent portfolio consists of 34 patents and 7 pending patent applications in the U.S. and certain foreign jurisdictions. Of these patents and patent applications 20 patents and 4 patent applications are owned exclusively by us, and 14 patents and 3 patent applications are co-owned with the University of Michigan (“UOM”). The UOM has granted to us an exclusive worldwide, royalty bearing license to the UOM’s interest in all of the co-owned patents and applications. This license permits us to commercialize our SCD therapy in all human therapeutic indications. For more information, see “Intellectual Property” below.

Our Approach - The SCD Therapeutic Device

Our SCD therapy is designed as a disease-modifying device that neutralizes over-active immune cells and stops the cytokine storm that yields destructive hyperinflammation and creates a cascade of events that wreak havoc in the patient’s body. In many serious acute illnesses, a hyperinflammatory response occurs as a well-defined coordinated sequential response. Neutrophils are the first responders followed by monocytes. The monocytes, as they egress into tissue also follow another sequence of differentiation into tissue macrophages. The first are proinflammatory macrophages, followed by patrolling, reparative macrophages.

This complex highly coordinated process is critical for host defense and tissue repair but needs to be tightly regulated by the body’s inflammatory signaling and cellular apoptosis. If it is not tightly regulated and begins to spiral out of control, further tissue destruction may occur when uncontrolled hyperinflammation leads to degradative reparative processes with worsening tissue or organ function. If this excessive systemic inflammation is severe and prolonged, multi-organ failure, including cardiovascular, respiratory, kidney, liver and neurologic dysfunction may occur, resulting in poor clinical outcomes. Prior therapeutic approaches to block soluble mediator targets, such as cytokines or free radicals have not proven successful. We believe that our SCD approach, which targets activated cells, is a potentially transformative, if not disruptive, therapeutic approach to a range of acute and chronic inflammatory disorders.

Our SCD therapy is an extracorporeal synthetic membrane device designed to bind activated leukocytes (neutrophils and monocytes) when integrated into an existing CRRT circuit in conjunction with the use of regional citrate anticoagulation (“RCA”). The SCD is simply added to the standard CRRT circuit that uses regional citrate anticoagulation and is placed immediately following the standard hemofilter cartridge. Highly inflamed blood from the patient passes through the CRRT system and hemofilter and into the SCD. In the low calcium environment mediated by RCA, the inflamed cells in the blood are modulated towards a less inflammatory state. Upon exiting our SCD under a low calcium environment, the blood is returned to the patient’s body.

Our SCD therapy delivers its therapeutic benefit by attenuating the excessive inflammatory response of activated neutrophils and monocytes. Uninterrupted, the excessive inflammatory response progresses to multi-organ failure, with documented increases in both morbidity and mortality in critically ill patients. Our initial approved product, QUELIMMUNE, is focused on critically ill AKI pediatric patients on CRRT. Our SCD therapy leverages the existing footprint of CRRT pump systems in ICUs today, as well as the growing use and adoption of regional citrate as an anticoagulant. Citrate is used to bind the free ionized calcium within the extracorporeal circuit which is needed to impact the neutrophils and monocytes. A recent study in the Journal of the American Medical Association in 2020 demonstrated that while the use of regional citrate anticoagulation has the same mortality profile as heparin, regional citrate anticoagulation has been shown to be more effective in preserving filter life and is used to create the low calcium environment for our SCD therapy, which impacts the white cells interaction with the SCD membrane leading to the reduction in inflammation.

Mechanism of Action

The mechanism of action of our SCD therapy consists of three elements: (i) selectively binding activated neutrophils and monocytes on our SCD biomimetic membrane (ii) deactivating the activated neutrophils by maintaining a specified ionized calcium level within our SCD, and (iii) shifting proinflammatory monocytes to a lower inflammatory profile. Our SCD utilizes clinically validated regional citrate anticoagulation protocols to lower the ionized calcium level, which not only prevents clotting within the circuit but also immuno-modulates the activated neutrophils and monocytes, which are then returned to the patient.

Calcium is then infused into the blood returning to the patient from the SCD, thereby maintaining normal calcium levels in the patient throughout the process.

Our SCD and Neutrophils

Calcium plays a critical role in many biological processes. In the case of neutrophils, calcium can have a profound effect on their activity. It has been shown that lowering calcium to critical levels in the regional circuit can lead to higher levels of neutrophil apoptosis (deactivation). Our SCD is designed to selectively bind the most highly activated neutrophils, associated with hyperinflammation, and in a low ionized calcium (“iCa”) environment, the activated neutrophils are deactivated, which has the downstream effect of reducing hyperinflammation. These deactivated cells are then released back into circulation, resulting in no downstream immunodepletion or immunosuppression. When neutrophils are in homeostasis, the normal half-life is six to eight hours, but in a hyperinflammatory state, neutrophil apoptosis is delayed, leading to increased numbers of activated neutrophils in circulation. Through clinical and preclinical studies, our SCD has been shown to selectively sequester and deactivate the most highly activated neutrophils, allowing the body to restore neutrophil homeostasis.

Our SCD and Monocytes

We believe the role of circulating monocytes in systemic inflammation and organ-specific injury is becoming more appreciated by healthcare professionals. Similar to calcium’s effect on neutrophils, calcium also has an important influence on monocyte activity. A high percentage of the circulating monocyte-derived macrophage subtypes (M1 proinflammatory versus M2 patrolling, reparative) have been shown to influence the degree of acute organ injury and chronic organ dysfunction. In in vitro testing, we have shown that, in a low iCa environment, our SCD membrane binds the proinflammatory monocytes within the blood more selectively and lowers their inflammatory activity. This selective binding and immunomodulation has also been shown in human clinical trials and results in fewer proinflammatory circulating monocytes. It is important to note that our SCD does not sequester 100% of these monocytes as they are important to maintaining immune homeostasis. Similar to neutrophils above, immunomodulated monocytes are also released back into circulation following treatment, resulting in no downstream immunodepletion or immunosuppression. We call the SCD mechanistic process of binding these cells, deactivating them, and releasing them back into circulation as “catch-and-release” system.

Histological evaluation of our SCD

Microscopy of our SCD after being used for patient treatment demonstrated the binding of leukocytes on the outer surface of the hollow fiber membranes of the cartridge along the blood flow path within the extracorporeal circuit. Flow cytometry confirmed that they were the most activated neutrophils and monocytes (see Figure 1 below).

Above image:  Activated leukoctyes adherence to the membranes. Light micrograph stained with Hematoxylin and Eosin (H&E). Panel A: Low-power micrograph showing adherent cells around each fiber (160x). Panel B and C: Higher-power micrographs showing the clustering of bound leukocytes (400x). Panel D: High-power micrograph displaying predominance of neutrophils and monocytes in the adherent cell clusters (1600x)

The unique blood path within the SCD mimics capillary flow, providing a more stable microenvironment for the neutrophils and monocytes, enabling the cells to bind to the outer surface of the hollow fibers long enough for the critically low iCa to have its impact. This is then followed by cells being released back into the circulation. (i.e. – “catch and release”).

Activated Leukocytes Adhere To Surface of Fibers In SCD

0
200
Microns
Individual fibers coated with activated leukocytes
Individual activated leukocytes
Green = Actin Filaments
Blue = DAPI labeled nuclei

Confocal micrograph of fluorescently stained leukocytes

Our Market Opportunity

We are a therapeutic medical device company pursuing multiple large market indications with our SCD . Our clinical data was initially used to support an HDE submission to the FDA to request approval to market our SCD to hospitals and clinicians with pediatric patients suffering from AKI. Our clinical data has also been used to support the initiation of a pivotal PMA study in adult AKI which has an estimated 210,000 patients annually in the United States. In the long term, based on preliminary clinical evidence, we intend to expand the application of our SCD technology to additional indications with large patient populations, including acute respiratory distress syndrome, chronic dialysis, cardiorenal syndrome and hepatorenal syndrome and others.

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

Globally consistent criteria for diagnosing AKI have recently emerged with Risk, Injury, Failure, Loss of kidney function, and End-stage kidney disease, an international consensus classification for AKI staging and diagnosing guidelines introduced in 2004, the Acute Kidney Injury Network staging system in 2007, and finally the Kidney Disease: Improving Global Outcomes, AKI Staging and Diagnosing Guidelines published in 2012. These sources have helped clinicians to improve recognition, staging, diagnosing and subsequent documentation of less obvious cases of AKI secondary diagnoses. While our initial market is focused on AKI patients on CRRT, future indications will likely benefit from improved characterization and diagnosis of patients.

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

Since 2010, a significant amount of data has been published to quantify the clinical and financial impact of AKI, resulting in a broadening AKI treatment “boom” beyond dialysis to areas of diagnostics, complementary therapies, and pharmacoeconomics. As hospital administrators and government officials gain understanding of the impact and burden of AKI increases, we believe that attention will continue to grow. According to Hobson in his article titled “Cost and Mortality Associated with Postoperative Acute Kidney Injury,” a 2015 study of 50,314 patients (over 11 years) found that upon greater scrutiny, AKI was found in 39% of post-surgical patients, and 19% of patients had stage 2 or 3 AKI with an average incremental cost of $29,800 per patient. Additionally, with historical mortality rates approximately 50%, treating AKI is increasingly of interest to clinicians, hospitals, and product manufacturers alike.

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

Our Growth Strategies

Key elements of our growth strategy include innovating and expand our applications through clinical trials; differentiation through medical education; business development and out-licensing activities and scaling production with manufacturing partners. We expect to employ several core growth strategies:

•
Execute on clinical plan through key relationships: Our initial focus on the treatment of AKI in adults and pediatrics is supported by our long and established relationship with the UOM, which licenses to us certain key technology underpinning our novel immunomodulatory therapy, as well as other leading academic hospitals and institutions throughout the U.S. Such relationships enable us to expand and refine the design and execution of our clinical plans with a more targeted outcome and objectives. On February 21, 2024, we received the FDA HDE Approval Order, which allows sales to qualified healthcare facilities. In February 2023, we received FDA IDE approval for the adult AKI indication. This indication has received the FDA BDD for our SCD therapy targeting AKI adult patients, is expected to accelerate and streamline the regulatory approval process prior to the commercial launch of our product candidates. On September 28, 2023, we received Breakthrough Device Designation for our patented and cell-directed SCD for use with patients in the hospital ICU with acute or chronic systolic heart failure and worsening renal function due to cardiorenal syndrome or right ventricular dysfunction awaiting implantation of a left ventricular assist device. On October 18, 2023, we received a BDD for our patented and cell-directed SCD for use with patients in the hospital ICU with AKI and acute on chronic liver failure. On November 6, 2024, we received Breakthrough Device Designation for our patented and cell-directed SCD to treat chronic systemic inflammation in end-stage renal disease (ESRD) patients who require chronic hemodialysis, also known as chronic dialysis. We have been granted four Breakthrough Device Designations from the FDA for the SCD device, each of which is expected to expedite the clinical development and regulatory review of the SCD for use in the designated patient population.
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
•
Scaling production with manufacturing partners: As we progress through our planned clinical trials and the commercial launch of our SCD in pediatrics (QUELIMMUNE) as well as additional adult product candidates if FDA approval is received, we are focused on identifying and securing various suppliers and manufacturing partners to scale production in response to the expected demand for our solutions. We continue to negotiate with suppliers of raw materials, including cartridges, tubing and other components, to establish redundancies and alternative sources to mitigate interruptions in the supply chain in the future. In addition, we may also explore strategic relationships with partners who can provide sources of raw materials while collaborating with us on the marketing and distribution of our product candidates.

Our Commercial Stage Product

The following disclosure summarizes the key clinical studies in which our SCD product candidates (QUELIMMUNE for pediatrics) have been evaluated. All trials and studies below are conducted under IDEs approved by the FDA.

We submitted an HDE application for our SCD for the treatment of pediatric patients with acute kidney injury undergoing Continuous Renal Replacement Therapy (CRRT) to the FDA in June 2022. We obtained an Approvable Letter for the HDE in October 2023. On February 23, 2024, we announced a final Approval Order for the HDE, which allows us to commercialize QUELIMMUNE. As of the date of this report, we have five commercial customers and several potential customers evaluating QUELIMMUNE.

Clinical Progression

SCD 006 Pivotal Study (“SCD 006”) Design

We are actively enrolling and treating patients in a pivotal clinical trial of the SCD for the treatment of AKI in adults under a granted BDD (April 2022) by the FDA. This trial (NCT05758077) is a 200 subject, prospective, multi-center, open-label, randomized, two-arm comparative pivotal study conducted in the United States. SCD-006 is designed to assess a composite endpoint of both mortality or dialysis dependency at Day 90 (see schematic figure below). The control arm will consist of adults with AKI who undergo CRRT in hospital ICUs who typically have estimated mortality of nearly 50%. Among those with AKI who undergo CRRT and survive hospitalization, nearly one in four (25%) usually require long-term dialysis. The study design was recently published in the journal Nephron (Yessayan et al., Nephron. 2023 Jul 13. doi: 10.1159/000531880). The study title is also being referred to as NEUTRALIZE-AKI (NEUTRophil and monocyte deactivation via seLective cytopheretIc device – a randomiZEd clinical trial in Acute Kidney Injury).

Current Trial Status

As of March 25, 2025, we have enrolled 94 patients into our SCD-006 pivotal trial. We submitted the SCD-006 IDE Protocol to the FDA on January 6, 2023, and attained approval in March 2023. We began enrollment in the second quarter of 2023, and we anticipate the enrollment period to last 24 to 28 months. On April 29, 2022, we received a BDD for the use of our SCD in the treatment of immunomodulatory dysregulation in adult patients (18 and older) with AKI, which is expected to aid our discussions related to the regulatory review and approval process for SCD-006.

We currently anticipate generating interim results from this trial in the middle of the 2025 calendar year and topline study results and submission of a PMA application in the middle of the 2026 calendar year. Additional clinical studies under IDEs include cardiorenal syndrome and hepatorenal syndrome. We are also conducting exploratory clinical research with the University of Michigan to define the patient population for potential treatment with SCD product candidates, and any future studies will be based upon initial clinical data collected in these studies.

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

SCD-003: Additional Details

SCD-003 was a controlled, randomized, and multicenter clinical trial that was initiated in September 2011 and terminated in September 2013 under an FDA approved IDE. For this trial, the control group received standard CRRT with regional citrate anticoagulation (“RCA”) and the SCD-treated group received up to seven days of SCD therapy. The study was sponsored by the Predecessor with the support of a third-party contract research organization.

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

A total of 134 patients were enrolled in 21 United States medical centers. Patients receiving care in the ICU of each participating hospital were randomized to intensive care treatment for patients undergoing CRRT or CRRT + SCD. Each participating clinical site used their established RCA protocol for the CRRT + SCD circuits (treatment group) and for the CRRT only (control group). The recommended calcium (iCal) level (measured post SCD) in the CRRT and SCD blood circuit was specified to be between 0.25 and 0.40 mmol/L. Inclusion and exclusion criteria were similar to the previous IDE multicenter pilot clinical study except for an age range of 8-80 years and body weight of over 135 kilograms. Once the patient met all eligibility criteria, including being on CRRT for a minimum of four hours, but no longer than 24 hours, and had signed an informed consent, the subject was randomized in a 1:1 allocation utilizing a random permuted block design into either the control or treatment group, stratified by study center and the presence of severe sepsis. An overall two-sided 0.05 level of significance at 80% power was used to calculate a sample size of 344 patients, assuming a mortality rate of 50% for the control group and 35% for the treatment group. Adaptive design and interim analysis were planned at the mid-point of enrollment (i.e., 172 patients). Several exploratory biomarkers were also compared between the control and treatment groups, including urine output, serum levels of elastase, cytokines, and total absolute white blood cell, neutrophil and platelet counts throughout treatment.

During the second quarter of the enrollment period, a national calcium shortage occurred in the United States due to certain FDA-related quality manufacturing issues at major U.S. suppliers. Due to the reliance of the SCD on a narrow intra-circuit iCal range for functional efficacy and the concern that patients randomized to the SCD were not receiving effective therapy due to insufficient iCal levels, the interim analysis was performed early, after enrollment of 134 patients. Enrollment was paused on May 24, 2013, to assess the clinical impact of the calcium shortage on study endpoints. The shortage of calcium infusion solutions resulted in a tendency to minimize citrate infusion rates. Accordingly, the iCal levels within the blood circuit tended to be above the recommended range of 0.25 to 0.40 mmol/L. No significant differences were noted between the control and treatment groups in terms of baseline characteristics. Of the 134 patients in the analysis, 69 received CRRT alone and 65 received CRRT + SCD therapy. No statistically significant difference was found between the treated and control patients with a 60-day mortality of 39% (27/69) and 36% (21/59), respectively. No statistically significant difference was found between the SAEs of the control and treatment groups. Furthermore, none of the SAEs were considered ‘definitely’ device related per the principal investigator. The amount of time patients in both the control and treatment groups were maintained in the recommended iCal range (0.23 - 0.40 mmol/L), as specified in the study protocol, was substantially lower than expected. Of the 134 patients enrolled in the SCD-003 protocol at the time of the interim analysis, 19 SCD patients (CRRT + SCD) and 31 control patients (CRRT alone) were maintained in the protocol’s recommended range for greater or equal to 90% of the therapy time. The study was subsequently terminated.

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

Among the per-protocol (PP) cohort of patients who achieved the recommended iCal range, the composite of death or dialysis dependency at 60 days was observed in 16% of SCD-treated subjects versus 58% of control subjects. The incidence of serious adverse events did not differ between the treated and control groups.

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

Chronic Applications in Inflammatory Disorders and Corresponding Studies at the UOM

We are evaluating the safety and efficacy of our SCD in preliminary clinical trials that may lead to applications for our SCD in additional patient populations. The following are examples of our ongoing efforts to identify additional patient populations that may benefit from treatment with our SCD.

Pilot Feasibility Trial of SCD Therapy in ESRD Patients

The SCD therapy was evaluated in a cohort of 15 end-stage renal disease (ESRD) patients on chronic hemodialysis. The therapy promoted a shift in monocytes from a predominantly proinflammatory to a reparative anti-inflammatory phenotype for up to two weeks. Adverse events or serious adverse events (SAEs) were minimal during SCD treatment and RCA, with four of the 13 patients experiencing adverse events. None of these adverse events were definitively linked to SCD therapy.

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

Suppliers

We procure conventional components such as tubing sets, clamps, fittings, and labels from various suppliers. These components are then used in our assembly of SCD clinical kits. Critical components are procured from suppliers that have been approved and qualified through our supplier management program. Fresenius Medical Care North America (“FMCNA”) is the current supplier of the cartridges used in our SCD.

In March 2022, we entered into a supply agreement (the “Supply Agreement”) with an FMCNA affiliate, Fresenius USA Marketing, Inc. (“FUSA”), to supply certain cartridges at an agreed amount per case for use in our SCD product, including in our upcoming clinical trial and any additional clinical trials. We may resell the cartridges as part of the SCD system under our HDE approval, pursuant to an Emergency Use Authorization application as well as a future PMA-approved product. Either party may terminate the Supply Agreement for uncured material breach or for the insolvency of the other party. In addition, either party may terminate the Supply Agreement if in the reasonable opinion of legal counsel for either party, any future changes in federal or state law or regulations make any portion of the Supply Agreement invalid or illegal and the parties are not able to agree on mutually acceptable addendum to the Supply Agreement. We have agreed to indemnify FUSA against certain third-party claims.

In December 2024, we entered into the Second Amendment to the initial Supply Agreement, which extended the Supply Agreement through December 31, 2027, updated a part number as well as clarified that FMCNA has 90 days to provide notice to us in the event that FUSA intends to switch the fibers within the SCD as well as the first right of refusal to be the exclusive distributor of the SCD in the United States. In addition to the Supply Agreement with FUSA, we are developing a second source for both adult and pediatric cartridges, which will enable us to better manage potential supply disruptions.

Additionally, use of the SCD in hospital settings requires the administration of RCA and calcium replacement into CRRT circuitry for safe and effective use. Both components are intravenous (“IV”) solutions, which are commonly stocked by hospital systems. However, there are limited manufacturers/suppliers of these IV solutions nationwide, and any supply chain disruptions may have detrimental effects to the utilization of CRRT, and subsequently, use of commercial QUELIMMUNE or the adult SCD in clinical studies.

Distribution

The Supply Agreement contains a provision granting FUSA a right of first refusal for the first three years after regulatory approval of our SCD product candidate to distribute QUELIMMUNE and adult SCD products in the United States. If during such period, we elect to promote and sell the SCD through distributors, we will be required to provide FUSA with a right of first refusal to be our exclusive distributor of the SCD in the United States and its territories, provided that the SCD is not promoted or sold in a manner that is incompatible with any devices manufactured and/or sold by FUSA or its affiliates.

On December 27, 2022, we entered into a license and distribution agreement with Nuwellis. We appointed Nuwellis as our exclusive distributor for the sale and distribution of SCD product throughout the United States once we receive written authorization from the FDA to market our SCD for pediatric use pursuant to our HDE application. In May 2024, we provided notice to Nuwellis that Nuwellis had breached the Distribution Agreement and that the Distribution Agreement would terminate effective August 18, 2024. Nuwellis disputed the validity of the termination and on October 20, 2024, we entered into the Settlement Agreement with Nuwellis, pursuant to which we agreed to pay Nuwellis an aggregate of $900,000 payable in three installments through December 31, 2024. As of December 31, 2024, we fulfilled all of our obligations to Nuwellis and have hired sales and marketing employees focused on the commercialization of QUELIMMUNE into the U.S. market.

Third-Party Reimbursement

We anticipate that coverage and reimbursement by Centers for Medicare and Medicaid Services CMS and private payors will be necessary for most adult patients and health care providers to pay for our treatments, particularly in the applications of continuous renal replacement therapy for dialysis access and the treatment of hyperinflammatory conditions, including AKI. Accordingly, future sales of our products will depend substantially, both domestically and abroad, on reimbursement by government authorities, private health coverage insurers and other third-party payors. Our strategy around reimbursement focuses on achieving alignment and agreement from CMS on coding and payment pathways; both are critical to influencing and achieving optimal reimbursement payment from private payor sources. Therefore, we continue to develop a comprehensive reimbursement strategy including CMS, private payors and other key stakeholders to ensure a clear and sustainable reimbursement path for all SCD product opportunities.

We are pursuing a regulatory reimbursement strategy to ensure separate Medicare payment for our SCD at an appropriate price. The regulatory strategy includes engaging CMS political and career staff directly on coverage, payment and coding followed by submission of formal applications in these areas once FDA approval is obtained. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products. See “Risk Factors — Risks Related to Our Business Operations — Should our products be approved for commercialization, lack of third-party coverage and reimbursement for our devices could delay or limit their adoption.”

Intellectual Property

We currently have multiple U.S. and foreign patents and patent applications that protect our proprietary technologies. We strive to protect the proprietary technologies that we believe are important to our business. We have and will continue to seek patent protection for our SCD product and related technologies, as well for any future products. In addition to seeking patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We also rely on know-how, confidentiality agreements, license agreements and other agreements to establish and protect our proprietary rights. Our success depends in large part on our ability to protect our proprietary technology, including our SCD technologies, and to operate without infringing the proprietary rights of third parties.

The term of individual patents depends on the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent. The term of a U.S. patent may be shortened, if a patent is terminally disclaimed by its owner, over another patent.

We currently have 16 issued U.S. patents and 4 pending U.S. patent applications. We also have 18 issued foreign patents and 3 pending foreign patent applications. We have issued patents that have terms expiring from 2025 through 2034, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term.

The following table summarizes the number of our patents and patent applications as of December 31, 2024:

	U.S. Patents	Foreign Patents	U.S. Applications	Foreign Applications
SCD Technology (Patent Families 1-5)	14	18	2	3
Other Technology (Patent Families 6-9)	2	—	2	—
Total	16	18	4	3

With respect to our SCD technologies, we own patents and patent applications in four patent families. The patents and applications in Patent Family 1 are co-owned by us and the UOM. The patents and applications in Patent Families 2-4 are solely owned by us. The inventions disclosed in Patent Families 1-4 were developed with U.S. government funding and are subject to the obligations under the Bayh-Dole Act.

Patent Family 1 contains nine U.S. patents and one pending U.S. patent application directed to systems and methods for processing leukocytes and for treating subjects with various inflammatory conditions using a SCD cartridge, and to a SCD cartridge. These patents will expire from 2028-2031, and the pending application, if granted, will expire in 2028, assuming that the required maintenance fees are paid. We also co-own with the UOM counterpart patents granted in Canada, Japan and New Zealand, and pending applications in Europe and Hong Kong. These counterpart patents, and pending applications, if granted, will expire in 2028, assuming that the required maintenance fees are paid. The patents and applications in Patent Family 1 are as follows:

Patent Family 1†

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2031	Methods for processing leukocytes and methods for treating subjects having inflammatory conditions using such methods
United States	Granted	2029	Methods for treating subjects undergoing a cardiopulmonary bypass
United States	Granted	2029	Methods for treating subjects with end-stage renal disease
United States	Granted	2029	Methods for treating subjects with acute renal failure
United States	Granted	2029	Methods for treating subjects with sepsis
United States	Granted	2031	A device that processes activated leukocytes and platelets
United States	Granted	2029	Methods for treating acute lung injury and acute respiratory distress syndrome
United States	Granted	2029	Systems for treating activated platelets
United States	Granted	2028	Systems for treating activated leukocytes
United States	Pending	2028*	Systems for treating leukocytes and platelets and methods for treating subject having inflammatory conditions by processing leukocytes or platelets
Canada	Granted	2028	Systems and methods for processing leukocytes and platelets and systems for treating inflammatory conditions
Canada	Granted	2028	A device for processing activated leukocytes and platelets
Japan	Granted	2028	A device and methods for treating leukocytes
Japan	Granted	2028	A device for processing activated leukocytes
New Zealand	Granted	2028	Systems and methods for processing leukocytes and platelets and for treating inflammatory conditions
Europe	Pending	2028*	A device that processes platelets or leukocytes
Hong Kong	Pending	2028*	A device for treating an inflamatory condition

* Expiration date if application is granted.

† This patent family was developed with U.S. federal government funding and is subject to obligations under the Bayh-Dole Act.

Pursuant to a license agreement with the UOM (as amended and restated, the “UOM License Agreement”), UOM has granted us a worldwide, royalty bearing, exclusive license to their interest in the co-owned patents and applications in Patent Family 1 in the field of medical devices for use in human therapeutics for certain technologies used in the SCD technology platform, including composition of matter and methods of use patents. In consideration for such exclusive license, during the term of the UOM License Agreement, we agreed to pay the UOM a royalty fee equal to 1% of net sales as well as a one-time milestone payment of $0.1 million upon FDA approval of the first licensed product under the license, and to reimburse patent costs. As of December 31, 2024, we have incurred less than $5 thousand in royalties owed from sales of the Pediatric SCD. Since January 2020, we have paid approximately $0.1 million to the UOM to reimburse patent costs under the license. The UOM License Agreement also imposes certain diligence obligations on us and requires us to achieve specified milestone events by a certain date. Under the UOM License Agreement, the UOM’s liability is limited and we agreed to indemnify and hold the UOM harmless in connection with the use of the licensed technology and activities related to the products created using such licensed patents and/or technology. In October 2024, the parties amended the agreement to eliminate the 10% of any milestone payments, fees, etc. in exchange for extending the 1% royalty on net sales until the later of (a) expiration of the last to expire of the patent rights or (b) the ten (10) year anniversary of the first commercial sale, unless sooner terminated as provided in another specific article of this agreement.

The UOM License Agreement will remain in effect until the later of the expiration of all licensed patents or the ten-year anniversary of the first commercial sale under the agreement, unless terminated early. If we materially breach the terms of the UOM License Agreement, the UOM has a right to terminate the agreement. In some cases, we may have an opportunity to cure a material breach within 30 days or 90 days, but in some cases the UOM may terminate the agreement immediately upon our breach. We may also terminate the agreement by giving the UOM 90-day advance notice provided certain conditions are met.

In addition to the co-owned patents and patent applications in Family 1, we also solely own three additional patent families (Families 2-4) directed to the SCD Technology. Patent Family 2 includes two U.S. patents, and one pending U.S. patent application directed to a second generation of the SCD cartridge and methods for using our SCD cartridge to process leukocytes. The patents will expire in 2032, and the application, if granted, will expire in 2031, assuming that the required maintenance fees are paid. Counterpart patents have been granted in Australia, Canada, Europe, and Japan with the European patent having been validated in France, Germany, Italy, Spain, and the United Kingdom. These patents will expire in 2031, assuming that the required maintenance fees are paid. The patents and the application in Patent Family 2 are as follows:

Patent Family 2†

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2032	Cartridge for treating leukocytes or platelets
United States	Granted	2032	Methods for processing leukocytes or platelets and for treating a subject with an inflammatory condition
United States	Pending	2031*	Methods for processing leukocytes or platelets and for treating a subject with an inflammatory condition
Australia	Granted	2031	Cartridge for treating leukocytes or platelets and methods for treating a subject with an inflammatory condition
France, Germany, Italy, Spain and the United Kingdom	Granted	2031	Cartridge for sequestering leukocytes or platelets
Canada	Granted	2031*	Cartridge for processing leukocytes or platelets
Japan	Granted	2031	Cartridge for treating leukocytes or platelets
Japan	Granted	2031	Cartridge for treating leukocytes or platelets

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

Patent Family 4 includes two U.S. patents directed to methods of treating chronic heart failure and acute decompensated heart failure using a SCD cartridge. These patents will expire in 2032, assuming that the required maintenance fees are paid. Counterpart patents have been granted in Australia and Canada, and a patent application is pending in Europe. These patents, and patent application, if granted, will expire in 2032, assuming that the required maintenance fees are paid. The patents and applications in Patent Family 4 are as follows:

Patent Family 4†

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2032	Methods for increasing myocardial function in subject with acute decompensated heart failure
United States	Granted	2032	Methods for increasing myocardial function in subject with chronic heart failure
Australia	Granted	2032	Methods for increasing myocardial function in a subject with acute chronic heart failure or chronic heart failure
Australia	Granted	2032	Methods, cartridges, and systems for improving myocardial function and treating inflammation associated with acute decompensated heart failure and chronic heart failure
Canada	Granted	2032*	Devices for use in treating subjects with chronic heart failure and acute decompensated heart failure
Europe	Pending	2032*	Devices for use in treating subjects with chronic heart failure or acute decompensated heart failure

* Expiration date if application is granted.

† This patent family was developed with U.S. federal government funding and is subject to obligations under the Bayh-Dole Act.

With respect to our other technologies, we solely own patents and patent applications in four additional patent families (Patent Families 5-8) which are summarized as follows:

Patent Family 5

Jurisdiction	Status	Expiration	Subject Matter
Date
United States	Pending	2040*	Device and methods for reducing rejection of a transplanted organ in a recipient

*Expiration date if application is granted.

Patent Family 6

Jurisdiction	Status	Expiration	Subject Matter
Date
PCT	Pending	2041*	Devices and methods for treating cytokine release syndrome and tumor lysis syndrome

*Expiration date if application is granted.

Patent Family 7

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2027	Extracorporeal cell-based therapeutic device and delivery system for renal cells

Patent Family 8

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2031	Methods for enhanced propagation of renal cells

In addition to seeking patent protection, we also rely on trade secrets and other confidential information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Competition

The industry for treating inflammation is extremely competitive, and companies developing new treatment procedures face significant capital and regulatory challenges. As our SCD product is a clinical-stage device in adults and commercial stage device in pediatrics, we have the additional challenge of establishing medical industry support, which will be driven by treatment outcomes data resulting from human clinical studies and commercial usage. With QUELIMMUNE cleared by the FDA in pediatrics or any future regulatory body of another country, we may face significant competition from well-funded pharmaceutical and medical device companies. Additionally, we would likely need to establish large-scale production of our device in order to be competitive. We believe that our SCD is able to compete effectively in the market and we are not aware of any similar device that has completed regulatory approval in any country for the treatment of adults or children with acute kidney injury requiring continuous renal replacement therapy.

In both the United States and international markets, the use of medical devices is related in part to the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Therapies that present a cost-neutral to cost-beneficial impact to the health economic system are generally viewed as more favorable from a reimbursement perspective. To this end, we conducted health economic outcomes research (HEOR) to estimate the economic impact of the SCD-PED (QUELIMMUNE) within the pediatric AKI-CKRT patient population. Our analysis revealed that pediatric AKI hospitalizations involving CKRT were estimated to cost over $450,000 per event, reflecting an enormous burden to healthcare institutions. The median length of stay (“LOS”) was 31 days per hospitalization. QUELIMMUNE therapy was projected to be cost-beneficial by lowering mortality as well as reducing hospital LOS by 3 days in pediatric AKI patients requiring CKRT, with estimated savings of ~$70,000 per hospitalization. These data were presented at the American Society of Nephrology Kidney Week 2024 and at the AKI-CRRT Annual meeting in March 2025, and have been submitted to a leading kidney disease journal for publication. The manuscript is currently in peer review. However, lack of third-party coverage and reimbursement for our devices could delay or limit their adoption, and as such harm our competitive advantage in the market.

Sales and Marketing

We use a direct model for marketing and selling QUELIMMUNE. Since obtaining FDA HDE approval for pediatrics with AKI in February 2024, we terminated a distribution agreement with a third party, built a customer-facing infrastructure to support our direct sales model and will efficiently expand our footprint as new sites are added and QUELIMMUNE utilization increases.

On December 27, 2022, we entered into a U.S. License and Distribution Agreement with Nuwellis (the “Distribution Agreement”), for the pediatric SCD. On December 29, 2023, we amended the Distribution Agreement with Nuwellis. In May 2024, we provided notice to Nuwellis that Nuwellis had breached the Distribution Agreement and that the Distribution Agreement would terminate effective August 18, 2024. Nuwellis disputed the validity of the termination, and on October 20, 2024, we entered into the Settlement Agreement with Nuwellis, pursuant to which we agreed to pay Nuwellis an aggregate of $900,000 payable in three installments through December 31, 2024. As of December 31, 2024, we have fulfilled all obligations under the settlement agreement.

In conjunction with terminating the Distribution Agreement, we have hired internal sales and marketing employees focused on the initial launch into the U.S. Pediatric Market. Our traction with QUELIMMUNE in pediatric hospitals continues to increase as we add new commercial accounts and work through the IRB process in target accounts. We are also preparing for the launch of the SCD in the U.S. adult AKI population. We are conducting comprehensive analyses in the development of a U.S. launch strategy of our SCD technology into the adult AKI population. Our plans are focused on developing an optimal infrastructure for an effective U.S. commercial launch inclusive of commercial staff requirements, marketing, sales and reimbursement strategies and refinement of the target account universe.

Government Regulation

Our SCD product is subject to regulation by various regulatory bodies, primarily the FDA and comparable international regulatory agencies, as applicable. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting of medical devices. The SCD cartridge interacts with and deactivates the patient’s hyperinflammatory cells prior to their return to the patient. As the primary therapeutic mode of action of our SCD is attributable to the device’s impact on these autologous cells and their timely return to patients, FDA’s Center for Biological Evaluation and Research has primary jurisdiction over the premarket development, review and approval of the SCD as a medical device. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, mandatory safety notifications, repair/replace/refund actions, recalls; and/or, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

FDA’s Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, a de novo request or a PMA or HDE approval from the FDA. Generally, if a new device has a predicate that is already on the market under a 510(k) clearance, the FDA will allow that new device to be marketed under a 510(k) clearance; otherwise, a de novo PMA, or HDE application (if applicable) is required. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), such as provisions that relate to: adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls are usually device-specific and may include performance standards, post market surveillance requirements, patient registries, special labeling requirements, premarket data requirements and guidelines. Most Class II devices require the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, are classified as Class III. In addition, novel devices that have not been previously classified by the FDA or which have been deemed not substantially equivalent to a previously cleared 510(k) device are considered Class III by default, unless and until they are down-classified by the FDA (e.g., via the de novo request process). High risk devices formally classified as Class III by regulation or administrative order cannot be marketed in the U.S. unless the FDA approves the device after submission of a PMA or, if applicable, an HDE. Novel devices that are Class III by default may be eligible for down-classification through the de novo request process, if the device manufacturer can demonstrate that the device is lower risk and should therefore be classified as Class I or Class II. The FDA can also impose post-market sales, marketing, or other restrictions on devices in order to ensure that they are used in a safe and effective manner. The SCD is classified as a Class III medical device and as such is subject to PMA or HDE submission and approval.

Premarket Approval Pathway

A premarket approval application must be submitted to the FDA for Class III devices for which the FDA has required a PMA. The premarket approval application process is more extensive than the 510(k) premarket notification and de novo request processes. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

After a premarket approval application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has 180 days of FDA review time to review a filed premarket approval application, although the review of an application generally occurs over a significantly longer period of time due to hold periods during which the submitting sponsor (the Company) gathers information to address FDA requests for additional information. The total review process is highly variable and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device.

Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision-making process. In addition, the FDA generally conducts a preapproval inspection of the manufacturing facilities to ensure compliance with the Quality System Regulation. The agency also may inspect one or more clinical sites to ensure compliance with FDA’s regulations.

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

Humanitarian Device Exemption Pathway

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

In order to address the challenge of rare diseases in the medical device realm, Congress included a provision in the Safe Medical Devices Act of 1990 to create a new regulatory pathway for products intended for diseases or conditions that affect small (i.e., rare) populations, which is the Humanitarian Device Exemption program.

A Humanitarian Use Device (“HUD”) is a medical device intended to benefit patients in the treatment or diagnosis of a disease or condition that affects or is manifested in not more than 8,000 individuals in the U.S. per year.

Once a Class III medical device has HUD designation, an HDE application can be submitted per Section 520(m) of the FD&C Act. An HDE application has most of the same requirements as a PMA application. However, an HDE is exempt from the effectiveness requirements of Sections 514 and 515 of the FD&C Act and is subject to certain profit and use restrictions.

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

HDE applicants whose devices meet one of the eligibility criteria above and wish to sell their HUD for profit should provide adequate supporting documentation to FDA in the original HDE application. HDE holders who wish to sell their devices for profit and who did not submit the request in the original HDE application may submit a supplement and provide adequate supporting documentation to demonstrate that the HUD meets the eligibility criteria.

FDA approval of an HDE application is predicated on evidence that the device will not expose patients to an unreasonable or significant risk of illness or injury and the probable benefit to health from use of the device outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment (per Section 520(m)(2)(C) of the FD&C Act and 21 CFR 814.104(b)(3)). In addition, FDA must determine that the device would not be available to a person with the disease or condition in question without the HDE application approval and that there is no comparable device, other than another device under an HDE or IDE, available to treat or diagnose the disease or condition.

HDE amendments, supplements, and reports are generally subject to similar requirements as those for PMAs, and in fact the requirements for each of these types of HDE submissions refers back to the regulatory requirements for its PMA counterpart.

FDA’s decision to “file” or “not file” an HDE application will be made within 30 calendar days from the date the HDE application was received. Overall, an HDE must be reviewed and a final determination made by FDA within 75 days from the date of the application being filed; however, the review of the application may occur over a significantly longer period of time due to hold periods during which the submitting sponsor (the company) gathers information to address FDA requests for additional information.

Upon completion of the HDE review, FDA may: (i) issue an Approval Order, which authorizes commercial distribution in accordance with any prescribed conditions of approval; (ii) issue an Approvable Letter that indicates FDA’s belief that the HDE is approvable and states what additional information FDA requires (generally resolution of minor deficiencies or completion of an FDA inspection); (iii) issue a Major Deficiency Letter to inform the applicant that the HDE application lacks significant information necessary for FDA to complete the review and that the application must be amended to provide the necessary information (e.g., additional clinical experience, additional non-clinical data, scientific rationale for data already provided, or new validation data and analyses); (iv) issue a Not Approvable Letter which indicates that FDA does not believe that the application can be approved ‘as-is’ because of significant deficiencies. The letter will, where practical, identify measures to place the application in an approvable form. These measures are typically more onerous than those in a Major Deficiency Letter or an Approvable Letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (v) deny the application.

If FDA issues an Approvable Letter, Major Deficiency Letter, or Not Approvable letter, the review clock is stopped, and the application is placed on hold. Once the applicant submits a response, the review clock is restarted with a new 75-day FDA response timeframe.

Once an HDE application is approved, the HUD may be marketed. The HDE holder is responsible for ensuring that a HUD under an approved HDE is administered only in facilities having IRB or appropriate local committee oversight in accordance with FDA’s regulations governing IRBs. Approval by an IRB or an appropriate local committee is required before a HUD under an approved HDE can be used at a facility for clinical care (with the exception of emergency use).

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

The SCD-PED (brand name QUELIMMUNE) is eligible to sell for profit as per the Final Approval Order issued to us on February 21, 2024.

Clinical Trials

Clinical trials are almost always required to support premarket approval and are sometimes required for 510(k) clearance. In the U.S., for significant risk devices, these trials require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The clinical protocol under an IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with various FDA requirements and regulations. For example, the investigators must obtain patient informed consent, follow the investigational plan, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. The FDA and/or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

Ongoing Regulation by the FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements may apply. These include:

•
Upkeep of establishment registration and device listing;
•
Adherence to quality system regulations, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•
Adherence to labeling regulations and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;
•
Adherence to medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur; and
•
Adherence to corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health.

Some changes to an approved PMA or HDE device, including changes in indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new PMA/HDE or PMA/HDE supplement, as appropriate, before the change can be implemented. Supplements to a PMA or HDE often require the submission of the same type of information required for an original PMA or HDE, except that the supplement is generally limited to that information needed to support the proposed change from the device covered by the original PMA or HDE. The FDA uses the same procedures and actions in reviewing PMA or HDE supplements as it does in reviewing original PMAs and HDEs. PMA supplements also require the submission of a user fee, which varies depending on the type of supplement.

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

Healthcare Regulation

In addition to the FDA’s restrictions on marketing of pharmaceutical products and medical devices, the United States healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws, federal data privacy and security laws, and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. These laws may adversely affect our sales, marketing, and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

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

Coverage and Reimbursement

In both the United States and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our products under development be approved for commercialization by the FDA, any such products may not be considered cost-effective, reimbursement may not be available in the United States or other countries, if approved, and reimbursement may not be sufficient to allow sales of our future products on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. If approved for use in the United States, we expect that any products that we develop will be purchased primarily by medical institutions, which may in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs, and private insurance plans. The process involved in applying for coverage and reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. Many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy for coverage and reimbursement for medical devices exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor.

Employees

As of December 31, 2024, we had 19 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Corporate History

We were initially incorporated as the Predecessor under the name Nephrion, Inc. on June 6, 2007. On August 3, 2007, we amended our corporate name to CytoPherx, Inc. On June 19, 2019, we amended our corporate name to SeaStar Medical, Inc., herein the Predecessor as defined above.

On October 28, 2022, LMF Acquisition Opportunities, Inc. ( as defined above “LMF”), a Delaware special purpose acquisition company, consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of LMF (“Merger Sub”), and the Predecessor, a Delaware corporation, pursuant to an Agreement and Plan of Merger, dated April 21, 2022 (the “Merger Agreement”), by and among LMF, Merger Sub and the Predecessor (the “Transaction”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into the Predecessor, with the Predecessor surviving the merger as a wholly-owned subsidiary of LMF (the “Business Combination”). Following the consummation of the Business Combination, LMF was renamed “SeaStar Medical Holding Corporation” (the “Company”).

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

Risk Factor Summary

•
We have not generated revenue sufficient for positive operating cash flows, have incurred significant losses since our inception and may continue to incur significant losses for the foreseeable future.
•
If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development program.
•
We have a limited operating history.
•
We may not be able to use our net operating losses to offset future taxable income.
•
We may suffer from a lack of availability of future funds.
•
We may become a defendant in one or more stockholder derivative, class-action, and other litigation.
•
We may face challenges in obtaining additional FDA approvals to market our product.
•
The United States could change tariff, trade, or tax provisions related to the manufacturing and sales of our products in ways that we currently cannot predict.
•
We may not be able to manage our growth effectively.
•
Changing priorities within the U.S. government resulting in the loss of government grant funding could adversely impact our future growth plans.
•
We will initially depend on revenue generated from a single product.
•
We may fail to comply with extensive regulations of United States and foreign regulatory agencies.
•
Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.
•
Delays, interruptions, or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, may prevent or delay our ability to manufacture or process our SCD device.
•
We have limited experience in identifying and working with large-scale contracts with medical device manufacturers.
•
Difficulties in manufacturing our SCD could have an adverse effect upon our revenue and expenses.
•
We face intense competition in the medical device industry and our SCD technology may become obsolete.
•
If our products, or the malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations.
•
We outsource many of our operational and development activities for which we may not have full control.
•
A lack of third-party coverage and reimbursement for our devices could delay or limit their adoption.
•
Adverse changes in reimbursement policies and procedures by payors may impact our ability to market and sell our products.
•
We may be subject to enforcement action if we engage in improper marketing or promotion of our products.
•
We are and will be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should we be sued.
•
United States legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.

•
We are subject to stringent and changing privacy laws, regulations and standards
•
Our business operations will be adversely affected if our security measures, or those maintained on our behalf, are compromised, limited or fails.
•
We depend on key personnel and our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.
•
Our products may in the future be subject to product recalls.
•
Our estimates of market opportunity, industry projections and forecasts of operating and financial results and market growth may prove to be inaccurate.
•
We rely upon exclusively licensed patent rights from third parties which are subject to termination or expiration.
•
If we are unable to obtain and maintain sufficient patent protection for our products, our ability to commercialize such products successfully may be adversely affected.
•
We may not be able to obtain protection under the Hatch-Waxman Act and similar non-United States legislation for extending the term of patents covering our products.
•
Issued patents covering one or more of our products could be found invalid or unenforceable if challenged in patent office proceedings, or in court.
•
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be adversely and materially affected, and our business could be harmed.
•
Competitors may develop superior products based on new technologies.
•
The United States government may exercise certain rights with regard to our inventions, or licensors’ inventions, developed using federal government funding.
•
Changes to the patent law in the United States and other jurisdictions could diminish the value of our patents in general, thereby impairing our ability to protect our products.
•
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies.
•
We may obtain only limited geographical protection with respect to certain patent rights,
•
We do not have long-term experience operating as a United States public company.
•
Our Common Stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Common Stock is delisted, it could negatively impact us.
•
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

Risks Relating to Our Financial Condition

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have incurred significant net losses since our inception and had an accumulated deficit of $139.6 million and $114.7 million as of December 31, 2024 and 2023, respectively.

We have devoted most of our financial resources to research and development, including clinical trials and non-clinical development activities, and obtaining regulatory approval of our SCD product candidates. Since the completion of the Business Combination, we relied primarily on the sales of securities to fund our operations and are limited as we need to meet certain conditions before such funding becomes available. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. If our product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, it will not achieve profitability and our business may fail. Even if we successfully obtain regulatory approval to market our product candidates in the United States, our revenues are also dependent upon the size of the markets outside of the United States, regulatory approval outside of the United States, and our ability to obtain market approval and achieve commercial success.

We expect to continue to incur substantial and increased expenses as we expand research and development activities and advances clinical programs through the regulatory approval process. We also expect an increase in our expenses associated with commercialization of our products and creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

We have not generated any significant revenue and may never be profitable.

Our ability to generate sustainable revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully commercialize our approved pediatric SCD and complete the development, obtain the necessary regulatory approvals of and commercialize our adult SCD. We do not anticipate generating substantial revenue for the foreseeable future. Our ability to generate meaningful future revenue from product sales depends heavily on our success with the following items:

•
commercializing our pediatric SCD, including securing adoption and increasing awareness;
•
completing the clinical development of our adult SCD;
•
obtaining regulatory approval for our adult SCD, including the PMA from the FDA;
•
scaling our commercial operations, including building a hospital-directed sales force and collaborating with third parties;
•
obtaining third-party reimbursement status from government agencies and insurance carriers; and
•
entering into collaboration agreements and partnerships to commercialize our products.

Because of the numerous risks and uncertainties associated with medical device commercialization and product development, we are unable to predict the timing or amount of increased expenses, when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if it is required by the FDA to perform additional, unanticipated studies.

Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. In the case of our SCD product candidate for the treatment of pediatric AKI, we will be limited in our ability to sell and distribute our SCD units due to certain restrictions under the HDE requirements that limit the number of units that can be sold on an annual basis, which will further limit the amount of revenue that could be generated by us. Even if we successfully expand sales of our products, we may not become profitable and may need to obtain additional funding to continue operations.

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

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in us.

If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development program, which may result in the cessation of our operations.

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. As of December 31, 2024 and December 31, 2023, we had negative working capital of $3.0 million and $4.2 million, respectively. We currently do not have sufficient capital to support our operations and complete our planned regulatory approval process. We will need to secure additional capital to continue our operations, and such funding may not be available on acceptable terms, or at all.

Even if we receive sufficient capital in the future, we will be required to raise additional funds to support our operations and complete our planned regulatory approval process, and such funding may not be available in sufficient amounts or on acceptable terms to us, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•
significantly delay, scale back or discontinue the development or commercialization of our product candidates;
•
seek corporate partners on terms that are less favorable than might otherwise be available;
•
relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;

If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we will be prevented from pursuing development and commercialization efforts, including completing the clinical trials and regulatory approval process for our SCD product candidates, which would have a material adverse impact on our business, results of operations and financial condition.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We received HDE approval from the FDA for our pediatric SCD in February 2024 and shipped our first commercial QUELIMMUNE units in July 2024. As a result, we have a limited commercial operating history, making it difficult to accurately forecast future results of our operations and subject to a number of uncertainties and risks, including our ability to plan for and model future growth. Even if we receive regulatory approval to market and sell our other SCD product candidates, our revenue growth could slow in the future, or our revenue could decline or fluctuate for a number of reasons, including slowing demand for our products, increasing competition, changing demand in the markets, new scientific or technological developments, a decrease in the growth of our overall market, our failure to attract more customers, the inability to obtain reimbursement for our products by government agencies and insurers, or our failure, for any reason, to continue to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully or forecast its results accurately, our operating and financial results could differ materially from our expectations, and our business could suffer.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $108.2 million and $36.3 million, respectively, which may be available to offset taxable income in the future. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80 percent of taxable income. Federal NOLs incurred before 2018 may be carried forward 20 years but are not subject to the taxable income limitation. Under current law, California NOLs generally may be carried forward 20 years (with a limited extension for California NOLs incurred in 2020-2021) without a taxable income limitation. Our federal NOLs include $55.6 million that can also be carried forward indefinitely, and the remaining $52.8 million of federal NOLs expire in various years beginning in 2027 for federal purposes. The California NOLs expire beginning in 2039 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined in Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. We have not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of NOL and research tax credit carryforwards available to offset future taxable income and income tax liabilities in future years may be significantly restricted or eliminated. Further, deferred tax assets associated with such NOLs, and research tax credits could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to legislative or regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations and financial condition.

We may become a defendant in one or more stockholder derivative, class-action, and other litigation, and any such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We may in the future become defendants in one or more stockholder derivative actions or other class-action lawsuits. For example, certain former directors have threatened litigation for purported harm to us in connection with certain allegations made by the former directors against other members of our Board of Directors and management. The former directors have also made demands in connection with certain alleged contractual rights and purported agreements with us. We and the Board of Directors dispute these allegations and believe they are unfounded.

In addition, on July 5, 2024, Forrest A K Wells (the “Plaintiff”), a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the State of Colorado (the “Class Action”), alleging that we and our management members made material misstatements or omissions regarding our business and operations, including disclosures relating to FDA approval of our product candidates, allegedly culminating in the restatement of our consolidated financial statements as disclosed in the Form 8-K filed on March 27, 2024. The Class Action asserts claims under Section 10(b) of the Exchange Act against us, our Chief Executive Officer and former Chief Financial Officer (collectively, the “Defendants”), as well as claims under Section 20(a) of the Exchange Act against the

Defendants. Among other remedies, the Class Action seeks to recover compensatory and other damages. On March 4, 2025, the Plaintiff filed an amended complaint. We intend to vigorously defend the action.

On December 13, 2024, Jose Lazo, a purported stockholder of ours, filed a putative stockholder derivative action complaint in the United States District Court for the District of Colorado (the “Derivative Action”). The factual allegations of the Derivative Action are substantially similar to the Class Action. On January 30, 2025, upon joint motion of the parties, the Court stayed the Derivative Action pending the Court’s resolution of an anticipated motion to dismiss to be filed in the Class Action.

Any such lawsuit could divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). In connection with these lawsuits, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions, or issue additional shares upon the exercise of certain warrants, which may cause additional dilution. In addition, any such future lawsuits could adversely impact our reputation and/or ability to launch and commercialize our products, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters and any future matters could have a material adverse effect on our business, financial condition, results of operations and cash flow and, consequently, could negatively impact the trading price of our common stock.

Risks Related to Our Business Operations

We may face challenges in obtaining additional FDA approvals to market our products in the United States or abroad.

We may encounter various challenges and difficulties in our application to seek approval from the FDA to sell and market our SCD product candidates, including the pivotal trial for adult AKI indication.

On November 6, 2024, we received BDD for our patented and cell-directed SCD to treat chronic systemic inflammation in end-stage renal disease (ESRD) patients who require chronic hemodialysis, also known as chronic dialysis. While we expect the BDD to expedite the clinical development and regulatory review of the SCD program for use in this patient population, there is no guarantee that we will be able to expedite the clinical development or obtain regulatory approval.

While we recently obtained approval from the FDA to conduct the AKI adult pivotal trial for SCD, there is no guarantee that we will be able to complete such trial in a timely manner, or at all, nor will there be any assurance that positive data will be generated from such trials. Even if we are able to generate positive results from this trial, the FDA and other regulatory agencies may require us to conduct additional trials to support the study or disagree with the design of the trial and request changes or improvements to such design. We are also subject to numerous other risks relating to the regulatory approval process, which include but are not limited to:

•
an inability to secure and obtain support and references from collaborators and suppliers required by the FDA;
•
a disagreement with the FDA regarding the design of the trial, including the number of clinical study subjects and other data, which may require us to conduct additional testing or increase the size and complexity of our pivotal study;
•
a failure to obtain a sufficient supply of cartridges to conduct our trial;
•
an inability to enroll a sufficient number of subjects;
•
a shortage of necessary raw materials, such as calcium; and
•
delays and failures to train qualified personnel to operate the SCD therapy.

Even if we obtain approval, the FDA or other regulatory authorities may require expensive or burdensome post-market testing or controls. Any delay in, or failure to receive or maintain, clearance or approval for our future products could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some physicians from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

Delays or rejections may occur based on changes in governmental policies for medical devices during the period of product development. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•
our inability to demonstrate the safety or effectiveness of the SCD or any other product we develop to the FDA’s satisfaction;
•
insufficient data from our preclinical studies and clinical trials, including for our SCD, to support approval;
•
failure of the facilities of our third-party manufacturers or suppliers to meet applicable requirements;
•
inadequate compliance with preclinical, clinical or other regulations;
•
our failure to meet the FDA’s statistical requirements for approval; and
•
changes in the FDA’s approval policies, or the adoption of new regulations that require additional data or additional clinical studies.

If we are not able to obtain regulatory approval of our other product candidates in a timely manner or at all, we may not be able to continue to operate our business and may be forced to shut down our operations.

The United States could change tariff, trade, or tax provisions related to the manufacturing and sales of our products in ways that we currently cannot predict.

Our business benefits from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce as we develop, market and sell our products within the U.S. and globally. The U.S. presidential administration has instituted or proposed changes in trade policies that include the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct business. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The U.S. presidential administration has indicated a focus on policy reforms that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. As of March 27, 2025, we do not import materials from Canada or China, but we do source tubing sets from Medtronic that is manufactured in Mexico. Tariffs and other trade restrictions could adversely affect our ability to obtain such materials on a timely basis or cause such components to become more expensive, which could adversely affect our business.

We plan to expand our operations and we may not be able to manage our growth effectively, which could strain our resources and delay or derail implementation of our business objectives.

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies, including building and expanding our internal organizational infrastructure to complete the regulatory approval process with the FDA. We will also be required to manage and form new relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these new relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, and procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly if there are limited financial resources and skilled employees available at the time. We cannot assure that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base. If we cannot manage our growth initiatives, we will be unable to commercialize our products on a large scale in a timely manner, if at all, and our business could fail.

We may pursue government funding in the future. Changing priorities within the U.S. government resulting in the loss of government grant funding could adversely impact our future growth plans.

As a commercial-stage medical device company, there are grants and other funding provided by the U.S. government that we could apply for and receive. However, the current U.S. presidential administration has indicated that there will not only be a pause on government funding, but there will also be a change in who is eligible to receive it and for what purpose. These changes are not predictable and may impact our ability to receive government funding in the future. An inability to receive government funding could adversely impact our future growth plans.

We will initially depend on revenue generated from a single product and in the foreseeable future will be significantly dependent on a limited number of products.

We will initially depend on revenue generated from our pediatric SCD and, if approved, our SCD product candidate for pediatric and adult patients with AKI. Given that, for the foreseeable future, our business will depend on a single or limited number of products, to the extent a particular product is not well-received by the market, our sales volume, prospects, business, results of operations and financial condition could be materially and adversely affected.

If we fail to comply with extensive regulations of United States and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

Our SCD product candidate and research and development activities are subject to extensive government regulations related to its development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large-scale purchase and potential use in the United States will be made by the United States government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health and the Centers for Disease Control and Prevention. We have received approval for our pediatric SCD, but the product has not received regulatory approval from the FDA, or any foreign regulatory agencies, for use with adult patients. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations in the United States and in foreign countries is costly, time-consuming, uncertain and subject to unanticipated delays. Obtaining such regulatory approvals, if any, can take several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We are also subject to the following risks and obligations, among others:

•
the FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied;
•
the FDA may require additional testing for safety and effectiveness;
•
the FDA may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them;
•
if regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; and
•
the FDA may change its approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

•
warning letters, untitled letters or other written notice of violations;

•
civil penalties;
•
criminal penalties;
•
injunctions;
•
product seizure or detention;
•
product recalls; and
•
total or partial suspension of production.

Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

Our business prospects will depend on our ability to complete studies, clinical trials, including our planned pivotal trials of our SCD for adult AKI indication, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our SCD product candidate. The completion of our clinical trials, the announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•
slow patient enrollment;
•
insufficient hospital supplies or staffing;
•
serious adverse events related to our medical device candidates;
•
insufficient funding to engage or continue to engage a contract research organization to execute the trials;
•
unsatisfactory results of any clinical trial;
•
the failure of principal third-party investigators to perform clinical trials on our anticipated schedules; and
•
different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our product candidates do not prove to be safe or effective or do not receive regulatory approvals, our financial results and the commercial prospects for our product candidates would be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

Delays, interruptions, or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, may prevent or delay our ability to manufacture or process our SCD device.

We currently rely on a single supplier for the cartridges and blood tubing sets used in the SCD device for the pediatric and adult AKI indications pursuant to supply agreements. In the event a current supplier is unable to provide cartridges or blood tubing sets for the SCD device or otherwise fails to meet its obligations under the agreement, we may not be able to obtain a sufficient number of cartridges or blood tubing sets to conduct our trials and commercialize our products. In addition, the supplier may decide to discontinue or terminate the specific type of cartridges or blood tubing sets that are required for our SCD for reasons beyond our control, in which case we will be forced to identify and secure an alternative source that may not be available immediately or at all. FDA review and approval of a new supplier may be required if these materials become unavailable from our current suppliers. Although there may be other suppliers that have equivalent materials that would be available to us, FDA review of any alternate suppliers, if required, could take several months or more to obtain, if it is able to be obtained at all. Any delay, interruption, or cessation of production by our third-party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay our ability to manufacture our SCD.

We believe we have sufficient access to the SCD inventory to conduct our current and near future clinical trials and commercial needs, but it is possible that the need for our SCD could increase which may require us to acquire more cartridges than we are currently able to purchase under our agreement with our supplier, and we may not be able to negotiate a new supply agreement successfully. If we are unable to find alternative sources of supply in a timely manner, any such delay could limit our ability to meet demand for the SCD and delay our ongoing clinical trials or limit our sales of QUELIMMUNE, which would have a material adverse impact on our business, results of operations and financial condition.

Additionally, use of the SCD in the hospital setting requires the administration of RCA and calcium replacement into CRRT circuitry for safe and effective use. Both components are IV solutions which are commonly stocked by hospital systems. However, there are limited manufacturers/suppliers of these IV solutions nationwide, and any supply chain disruptions may have detrimental effects to the utilization of CRRT, and subsequently use of commercial QUELIMMUNE or the adult SCD in clinical studies.

We have limited experience in identifying and working with large-scale contracts with medical device manufacturers.

To achieve the levels of production necessary to commercialize our SCD and any other future products, we will need to secure large-scale manufacturing agreements with contract manufacturers that comply with the manufacturing standards prescribed by various federal, state, and local regulatory agencies in the United States and any other country of use. We have limited experience coordinating and overseeing the manufacturing of medical device products on a large-scale. Manufacturing and control problems could arise as we attempt to commercialize our products and manufacturing may not be completed in a timely manner or at a commercially reasonable cost. In addition, we may not be able to adequately finance the manufacturing and distribution of our products on terms acceptable to us, if at all. If we cannot successfully oversee and finance the manufacturing of our products after receiving regulatory approval, we may not generate sufficient revenue to become profitable.

Difficulties in manufacturing our SCD could have an adverse effect upon our revenue and expenses.

We outsource the manufacturing of component parts of our SCD and complete final assembly of our SCD kits in-house. The outsourced manufacturing of SCD cartridges is complex and specialized. To support our current clinical trial needs, we comply with and intend to continue to comply with current Good Manufacturing Practice (“cGMP”) for outsourced manufacturing and in-house assembly of our products. Our ability to adequately supply our SCD in a timely manner is dependent on the uninterrupted and efficient operation of our third-party manufacturers, and those of the third parties producing raw materials and supplies upon which we rely on for the manufacturing of our products. The manufacturing of our products may be impacted by:

•
the availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other supplier;
•
our ability to comply with new regulatory requirements and cGMP;
•
potential facility contamination by microorganisms or viruses;
•
updating of our manufacturing specifications;
•
product quality success rates and yields; and
•
global viruses and pandemics.

If efficient manufacture and supply of the component parts of our SCD are interrupted, we may experience delayed shipments or supply constraints. If we are at any time unable to provide an uninterrupted supply of our SCD, our ongoing clinical trials and commercialization of QUELIMMUNE may be delayed, which could materially and adversely affect our business, results of operations and financial condition.

Our SCD technology may become obsolete.

Our SCD product candidates may become obsolete prior to commercialization by new scientific or technological developments, or by others with new treatment modalities that are more efficacious and/or more economical than our products. Any one of our competitors could develop a more effective product which would render our technology obsolete. In addition, it is possible that competitors may use similar technologies, equipment or devices, including using certain “off-the-shelf” cartridges unauthorized by the FDA, to attempt to create a similar treatment mechanism as the SCD. Further, new technological and scientific developments within the hospital setting could cause our SCD product candidates to become obsolete. For example, the SCD relies on the existing footprint of CRRT pump systems in ICUs, as well as the growing use and adoption of regional citrate as an anticoagulant. Further developments in these areas could require us to reconfigure our SCD product candidates, which may not be commercially feasible, or cause them to become obsolete. Lastly, our ability to achieve significant and sustained growth in our key target markets will depend upon our success in hospital penetration, utilization, publication, our SCD’s reimbursement status and medical education. Our products may not remain competitive with products based on new technologies. If we fail to sell products that satisfy our customers’ demands or respond effectively to new product announcements by our competitors, then market acceptance of our products could be reduced and our business, results of operations and financial condition could be adversely affected.

We face intense competition in the medical device industry.

We compete with numerous United States and foreign companies in the medical device industry, and many of our competitors have greater financial, personnel, operational and research and development resources than us. We believe that multiple competitors are or will be developing competing technologies to address cytokine storms. Progress is constant in the treatment of the immune system, which may reduce opportunities for the SCD. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

•
are more effective;
•
have fewer or less severe adverse side effects;
•
are better tolerated;
•
are easier to administer; or
•
are less expensive than our products or our product candidates.

Even if we successfully develop the SCD and any other future products and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop or that are marketed before any of our products. Our competitors include fully integrated pharmaceutical and medical device companies and biotechnology companies, universities, and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities. If our competitors develop more effective treatments for infectious disease or hyperinflammation or bring those treatments to market before we can commercialize the SCD for such uses, we may be unable to obtain any market traction for our products, or the diseases we seek to treat may be substantially addressed by competing treatments. If we are unable to successfully compete against larger companies in the pharmaceutical industry, we may never generate significant revenue or be profitable.

If our products, or the malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to a death or serious injury. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products could also result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending against potential lawsuits, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We outsource many of our operational and development activities for which we may not have full control.

We rely on third-party consultants, vendors and distributors to manage and implement much of the day-to-day responsibilities of conducting clinical trials and manufacturing and distribution of our current products and product candidates. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of the efforts of these third parties. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacturing, distribution and regulatory approval of our SCD, as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, the failure of any of these third parties to meet their contractual, regulatory, and other obligations, or the development of factors that materially disrupt the performance of these third parties, could have a material adverse effect on our business, results of operations and financial condition.

For example, in December 2022, we entered into the Distribution Agreement with Nuwellis, pursuant to which we appointed Nuwellis as our exclusive distributor for the sale and distribution of our pediatric SCD product throughout the United States once we receive from the FDA a written authorization to market such product for pediatric use pursuant to our HDE application. In the event of a material breach if such breach is not cured within ninety (90) days after written notice, we have the right to terminate the Distribution Agreement in accordance with the terms set forth in the Distribution Agreement. In May 2024, we provided notice to Nuwellis that Nuwellis had breached the Distribution Agreement. Nuwellis disputed the validity of the termination and on October 20, 2024, we entered into a confidential settlement agreement and release with Nuwellis, pursuant to which we paid Nuwellis an aggregate of $900,000 payable in three installments through December 31, 2024.

A lack of third-party coverage and reimbursement for our devices could delay or limit their adoption.

In both the United States and international markets, the use and success of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our products under development be approved for commercialization by the FDA, reimbursement may not be available in the United States or other countries or, even if approved, the amount of reimbursement may not be sufficient to allow sales of our future products, including the SCD, on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. These assessments are outside our control, and any such evaluations may not be conducted or have a favorable outcome.

If approved for use in the United States, we expect that any products that we develop, including the SCD, will be purchased primarily by medical institutions through their operations budget. Payors may include the CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our SCD technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. For some governmental programs, such as Medicaid, coverage and adequate reimbursement differ from state to state and some state Medicaid programs may not pay adequate amounts for the procedure products utilizing our technology system, or any payment at all. Moreover, many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy for coverage and reimbursement of medical devices exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors for any future products of ours.

Adverse changes in reimbursement policies and procedures by payors may impact our ability to market and sell our products.

Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to decrease costs. Third-party payors are increasingly challenging the prices charged for medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. Additionally, executive orders have directed governmental agencies to review and reconsider policies that affect healthcare access and reimbursement, which could lead to further changes impacting our business.

Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. In addition, Congress is considering additional health reform measures. Legislation could be adopted in the future that limits payments for our products from governmental payors. Furthermore, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our products or the procedures or patient care performed using our products will not be reimbursed at a cost-effective level.

We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we may market our products. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products in foreign markets and have a material adverse effect on our business, results of operations and financial condition. However, we currently have no plans to expand sales of QUELIMMUNE outside the U.S.

If we or our contractors or service providers fail to comply with laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our product candidates and any other future product candidates and may harm our reputation.

If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to successfully develop, market and sell our SCD product candidate or any future product candidates under development and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost-efficient manner. The mode of administration or the required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible the clinical testing of a product candidate. For example, the Institutional Review Board for a clinical trial may stop a trial or deem a product candidate unsafe to continue testing. This would have a material adverse effect on the value of the product candidate and our business, results of operations and financial condition.

Even with FDA approval, we may still be subject to enforcement action if we engage in improper marketing or promotion of our products.

We are not permitted to promote or market our product candidates until FDA approval is obtained. After approval, our promotional materials and training methods must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved or off-label use. Practitioners may use our products off-label, as the FDA does not restrict or regulate a practitioner’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. Other federal, state, or foreign enforcement authorities might also take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, which may lead to reduced or non-acceptance of our proposed product candidates by the market. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert the attention of our management, result in substantial damage awards against us, and harm our reputation.

We intend to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our SCD or any future product candidates that we may develop, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our SCD product candidate or any other or future product candidates that we may develop, and do not have the capability and resources to manufacture, market or sell our SCD product candidate or any future product candidates that we may develop. Our business model calls for the partial or full outsourcing of the clinical development, manufacturing, sales, and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. Our success will depend on the performance of these outsourced providers. If these providers fail to perform adequately, our development of product candidates may be delayed and any delay in the development of our product candidates may have a material and adverse effect on our business, results of operations and financial condition.

We are and will be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing, and marketing of medical devices. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, results of operations and financial condition. We may not be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and such insurance may not provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, results of operations and financial condition.

Our SCD product candidate may be used in connection with medical procedures where those products must function with precision and accuracy. If medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or our products are designed inappropriately, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing, and sale of medical products. We have obtained general clinical trial liability insurance coverage; however, our insurance coverage may not be adequate or available. In addition, we may not be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and such insurance may not provide adequate coverage against potential liabilities. Any product recall or lawsuit in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, results of operations and financial condition. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

United States legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations will be changed, and what the impact of such changes, if any, may be on our new product development efforts.

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, and share personal information and other information (“Process” or “Processing”), including information we collect in connection with clinical trials, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

There are numerous federal, state, local and international laws, regulations and guidance regarding privacy, information security and Processing, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent. We are subject, and may become subject in the future, to certain of these laws, regulations, and guidance, and we are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications, frameworks, and contractual obligations to third parties related to privacy, information security and Processing.

If we fail, or it is perceived we have failed, to address or comply with such obligations, it could:

•
increase our compliance and operational costs;
•
expose us to regulatory scrutiny, actions, fines and penalties;
•
result in reputational harm; interrupt or stop our clinical trials;
•
result in litigation and liability; result in an inability to process personal data or to operate in certain jurisdictions; or
•
harm our business operations or financial results or otherwise result in a material harm to our business.

Additionally, given that these obligations impose complex and burdensome obligations and that there is substantial uncertainty over the interpretation and application of these obligations, we may be required to incur material costs, divert management attention, and change our business operations, including our clinical trials, in an effort to comply, which could materially adversely affect our business, results of operations and financial condition.

The California Consumer Privacy Act of 2018 (“CCPA”) is an example of the increasingly stringent data protection legislation in the United States. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA created civil penalties for violations, as well as a private right of action for data breaches and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how they are interpreted.

Our business operations will be adversely affected if our security measures, or those maintained on our behalf, are compromised, limited or fail.

In the ordinary course of our business, we handle and processes proprietary, confidential and sensitive information, including personal data, intellectual property, trade secrets, and proprietary business information owned or controlled by us or other third parties, or collectively. We may use and share such sensitive information with service providers and other third parties. If we, our service providers, partners, or other relevant third parties have experienced, or in the future experience, any security incident or incidents that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, confidential and sensitive information, it may adversely affect our business, results of operations and financial condition, including the diversion of funds to address the breach, and interruptions, delays, or outages in our operations and development programs.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase, including the possibility that the ongoing conflict between Russia and Ukraine could result in cyberattacks or cybersecurity incidents that may have a direct or indirect impact on our operations. In addition to threats from traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing) and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, or other similar issues any of which could have a material and adverse effect on our business, results of operations and financial condition.

We depend on key personnel and our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.

Our success depends on the continuing service of key employees, especially our Chief Executive Officer, Eric Schlorff. The loss of any of these individuals could have a material and adverse effect on our business, results of operations and financial condition. We will also be required to hire and recruit highly skilled managerial, scientific, and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Competition for these individuals is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We may not be able to engage the services of qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record. Also, if we are required to attract personnel from other parts of the United States or abroad, we may have significant difficulty doing so because of the costs associated with moving personnel to the area. If we cannot attract and retain qualified staff and executives, we may be unable to develop our products and achieve regulatory clearance, and our business could fail.

Our products may in the future be subject to product recalls.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in their design or manufacture. For the FDA, the authority to require a recall must be based on a finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, business, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands.

We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or the competent authority of another country. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or the competent authority of another country. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. Moreover, the FDA could take enforcement action for failing to report recalls. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals.

Our business is subject to risks arising from future pandemics.

Worldwide pandemics have presented substantial public health and economic challenges and has affected our employees, patients, communities, and business operations, as well as the United States and global economy and financial markets.

A future pandemic may directly or indirectly impact the timeline for the launch of our SCD product candidate. We may experience disruptions that could severely impact our business, clinical trials, and manufacturing and supply chains, including:

•
further delays or difficulties in enrolling patients in our clinical trials;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
the diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospital staff supporting the conduct of our clinical trials;
•
the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•
the interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruptions in global shipping may affect the transport of clinical trial materials;
•
limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•
delays in receiving feedback or approvals from the FDA or other regulatory authorities with respect to future clinical trials or regulatory submissions;
•
changes in local regulations as part of a response to a future pandemic, which may require us to change the ways in which our clinical trials are conducted, resulting in unexpected costs, or discontinuing the clinical trials altogether;
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
•
In addition, the spread of a future pandemic may negatively impact our ability to raise additional capital on a timely basis or at all.

The extent to which a future pandemic may impact our business, including our clinical trials, manufacturing and supply chains and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, continued business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Our forecasted operating and financial results rely in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our actual operating and financial results may be significantly below our forecasts.

We have previously provided projected financial and operating information that reflected our estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of factors, many of which are outside our control, including, but not limited to:

•
whether we can obtain sufficient capital to develop and commercialize our SCD product candidate and grow our business;
•
whether we can manage relationships with key suppliers;
•
the ability to obtain necessary regulatory approvals;
•
demand for our products;

•
the timing and costs of new and existing marketing and promotional efforts;
•
competition, including from established and future competitors;
•
our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
•
the overall strength and stability of the economies in the markets in which it operates or intends to operate in the future; and
•
regulatory, legislative and political changes.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial condition.

Our estimates of market opportunity, industry projections and forecasts of market growth may prove to be inaccurate.

The market opportunity estimates and growth forecasts included in this Annual Report, including information concerning our industry and the markets in which we intend to operate, are obtained from publicly available information released by independent industry and research organizations and other third-party sources. Although we are responsible for the disclosure provided in this Annual Report and believes such third-party information is reliable, we have not independently verified any such third-party information. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate are subject to uncertainty and risk due to a variety of factors. As a result, inaccuracies in third-party information, or in the projections, may adversely impact the assumptions that are relied upon for our internal business planning and in the analysis of investors.

Risks Relating to Our Intellectual Property

We rely upon exclusively licensed patent rights from third parties which are subject to termination or expiration. If licensors terminate the licenses or fail to maintain or enforce the underlying patents, our competitive position could be materially harmed.

We rely in part upon exclusively licensed patent rights for the development of our SCD technology. For example, we co-own with, and exclusively licenses from, the UOM patents related to the SCD technology. If the UOM were to terminate its license with us, we would no longer have exclusive rights to the co-owned patents and the UOM would be free to license the UOM’s interest in the co-owned patents to a competitor of ours.

We may become reliant in the future upon licenses to certain third-party patent rights and proprietary technologies necessary to develop and commercialize our SCD technology or other technologies. If we are unable to timely obtain these licenses on commercially reasonable terms, if at all, our ability to commercially exploit such products may be inhibited or prevented. If these licenses do not provide exclusive rights to use the subject intellectual property in all relevant fields of use and all territories in which we choose to develop or commercialize our technology and products, we may not be able to prevent competitors from developing and commercializing competitive products in such territories. Even if we are able to obtain necessary licenses, we may be required to pay significant licensing fees in order to market our products.

Should any of our current or future licenses be prematurely terminated for any reason, or if the patents and intellectual property owned by its licensors are challenged or defeated by third parties, our research and commercialization efforts could be materially and adversely affected. Our licenses may not continue in force for as long as is required to fully develop and market our products. It is possible that if the licenses are terminated or the underlying patents and intellectual property are challenged or defeated, suitable replacements may not be obtained or developed on terms acceptable to us, if at all. There is also the related risk that we may not be able to make the required payments under any patent license, in which case the licensor may terminate the license.

Further, our licensors may not successfully prosecute the patent applications which it has licensed and on which our business depends or may prosecute them in a manner not in our best interests. Further, licensors may fail to maintain licensed patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement or may fail to defend against counterclaims of patent invalidity or unenforceability.

In addition, despite our best efforts, a licensor could claim that we have materially breached a license agreement and terminate the license, thereby removing our ability to obtain regulatory approval for and to market any product covered by such license. If our licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, identical products.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other interpretation related issues;
•
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patent and other rights under any collaboration relationships we might enter into in the future;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the ownership of inventions and know how resulting from the joint creation or use of intellectual property by us and our licensors; and
•
the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevents or impairs our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

If we are unable to obtain and maintain sufficient patent protection for our products, if the scope of the patent protection is not sufficiently broad, or if the combination of patents, trade secrets and contractual provisions upon which we rely to protect our intellectual property are inadequate, our competitors could develop and commercialize similar or identical products, and our ability to commercialize such products successfully may be adversely affected.

Our success depends in large part on our ability to protect our proprietary rights to the technologies incorporated into our products, including our ability to obtain and maintain patent protection in the United States and other countries related to our SCD technology and other technologies that we deem important to our business. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality, and other contractual restrictions to protect our proprietary technology. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business, result of operations and financial condition. To protect our proprietary technologies, we have pursued patent protection in the United States and abroad related to our SCD technology and other technologies that are important to our business. The patent application and approval process are expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Failure to protect, obtain, maintain, or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our products. The enforcement, defense and maintenance of such patents and other intellectual property rights may be challenging and costly.

We cannot be certain that any patents that we have been issued or granted will not later be found to be invalid and/or unenforceable. We cannot be certain that pending patent applications will be issued in a form that provides it with adequate protection to prevent competitors from developing competing products. As a medical device technology company, our patent position is uncertain because it involves complex legal and factual considerations. The standards applied by United States Patent and Trademark Office (“USPTO”), and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable as methods of medical treatment. Consequently, patents may not be issued from any applications that are currently pending or that are filed in the future. As such, we do not know the degree of future protection that we will have for our technology. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.

Only issued patents can be enforced against third parties practicing the technology claimed in such patents. Pending patent applications cannot be enforced unless and until patents get issued from such applications. Assuming the other requirements for patentability are met, currently, patents are granted to the party who was the first to file a patent application. However, prior to March 16, 2013, in the United States, patents were granted to the party who was the first to invent the claimed subject matter. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or by the USPTO or by foreign patent offices. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in post-grant review procedures such as oppositions, derivations, reexaminations, inter parties review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of third parties. An adverse determination in any such challenges may result in the loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar products, or limit the duration of our patent protection. In addition, given the amount of time required for the development, testing and regulatory review of medical devices, our patents might expire before or shortly after such products receive FDA approval and are commercialized, or before we receive approval to market our products in a foreign country.

Patent applications may not result in patents being issued which protect any current and future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States patent law.

Although we believe that certain of our patents and applications, if they are granted, will help protect the proprietary nature of our SCD technology, this protection may not be sufficient to protect us during the development of that technology. Even if our patent applications are issued as patents, they may not be issued in a form that will provide it with any meaningful protection, prevent competitors from competing with it or otherwise provide it with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with any of our products. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or technologies sufficient to achieve our business objectives.

If we do not obtain protection under the Hatch-Waxman Act and similar non-United States legislation for extending the term of patents covering our products, our business, results of operations and financial condition may be materially harmed.

Patents have a limited duration. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents related to our products, or their uses are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our products might expire before or shortly after such products receive FDA approval and are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing similar or identical products.

Depending upon the timing, duration and requirements of FDA marketing approval of our product candidates, our United States patents, if issued, may be eligible for a limited patent term extension under the Hatch-Waxman Act, or under similar legislation in other countries. However, our patent and patent applications are only eligible for a patent term extension under the Hatch Waxman Act if they relate to a medical device classified by the FDA as a Class III device. Therefore, if our product candidates are not classified as Class III devices, we will not be able to apply for an extension of term for any patents covering such approved products. If eligible, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product candidate approval, and only one patent related to an approved product candidate may be extended. However, we may not receive an extension if it fails to apply within applicable deadlines, fails to apply prior to expiration of relevant patents or otherwise fails to satisfy applicable requirements. Moreover, the length of the extension could be less than requested.

Accordingly, if we are unable to obtain a patent term extension or the term of any such extension is less than requested, the period during which we can enforce our patent rights for that product will be shortened and competitors may obtain approval to market competing products sooner than expected. As a result, our business, results of operations and financial condition could be adversely and materially affected.

We could become involved in intellectual property litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, prevent us from selling our commercially available products and/or reduce the margins we may realize from our products.

Our commercial success depends, in part, on our ability to develop and market our SCD technology, as well as any future technologies that we develop, without infringing the intellectual property and other proprietary rights of third parties.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, and the determination is often uncertain. There may be existing patents of which we are unaware that our products under development may inadvertently infringe. The likelihood that patent infringement claims may be brought against us increases as the number of competitors increases, as it introduces new products and achieves more visibility in the marketplace.

Any infringement claim against us, even if without merit, may cause us to incur substantial costs, and would place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. In some cases, litigation may be threatened or brought by a patent holding company or other adverse patent owner who has no relevant product revenues and against whom our patents may provide little or no deterrence. If we are found to infringe any patents, we could be required to pay substantial damages, including triple damages if an infringement is found to be willful. We also could be forced, including by court order, to cease developing, manufacturing, or commercializing infringing products. We also could be required to pay royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. We may not be able to obtain a license enabling us to sell our products on reasonable terms, or at all. If we fail to obtain any required licenses or make any necessary changes to our technologies or products, we may be unable to commercialize one or more of our products or may have to withdraw products from the market, either of which would have a material adverse effect on our business, results of operations and financial condition.

In the event a competitor infringes upon any of our patents or other intellectual property rights, enforcing our rights may be difficult, time consuming and expensive, and would divert management’s attention from managing our business. We may not be successful on the merits in any enforcement effort. In addition, we may not have sufficient resources to litigate, enforce or defend our intellectual property rights.

Issued patents covering one or more of our products could be found invalid or unenforceable if challenged in patent office proceedings, or in court.

Competitors may infringe our patents, trademarks, or other intellectual property. To counter infringement or unauthorized use of our intellectual property, we may be required to initiate legal proceedings against a third party to enforce our intellectual property rights. If we were to file a claim against a third party to enforce a patent covering one of our products, the defendant could counterclaim that our patent rights are invalid and/or unenforceable (a common practice in the United States).

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

In any patent infringement proceeding, there is a risk that a court will decide that a company patent is invalid or unenforceable, in whole or in part. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention at issue. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those other parties and other competitors, which may curtail or preclude our ability to exclude third parties from selling similar products. Any of these occurrences could adversely and materially affect our business, results of operations and financial condition.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.

Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the USPTO and the European Patent Office.

Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware of during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose some or all of the patent protection for one or more of our products. Such a loss of patent protection could have a material adverse impact on its business, results of operations and financial condition. Further, intellectual property litigation could lead to unfavorable publicity that could harm our reputation.

Other parties may challenge certain of the our foreign patent applications. If any such parties are successful in opposing its foreign patent applications, we may not gain the protection afforded by those patent applications in particular jurisdictions and may face additional proceedings with respect to similar patents in other jurisdictions, as well as related patents. The loss of patent protection in one jurisdiction may influence our ability to maintain patent protection for the same technology in other jurisdictions.

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

Further, disputes may arise regarding the ownership or inventorship of our patents. While we have entered into assignment of intellectual property agreements with our employees, consultants, and collaborators and believe that we own our patents and applications, the assignment and other ownership agreements that we rely on could be challenged. If a court or administrative body determined that we do not own certain of our patents or patent applications, or that inventorship of certain of its patents is incorrect, our title to our patents could be invalidated and our ability to develop and commercialize our technology could be materially harmed.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be adversely and materially affected, and our business could be harmed.

We have also entered into non-disclosure and confidentiality agreements with all of our employees, advisors, consultants, contract manufacturers, clinical investigators and other third parties involved in the development and commercialization of our technology in order to protect our intellectual property and other proprietary technologies some of which may not be amenable to patent protection. However, these agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. For example, trade secrets and confidential know-how can be difficult to maintain as confidential. Although we use reasonable efforts to protect our trade secrets, any party with whom we have executed a confidentiality agreement could breach that agreement and disclose our confidential information.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, time consuming, and the outcome is unpredictable. Accordingly, we may not be able to obtain adequate remedies for such breaches, despite any legal action we might take against persons making such unauthorized disclosure. In addition, courts outside the United States sometimes are less willing than in the United States to protect trade secrets.

If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom the third party communicates such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business, results of operations and financial condition could be adversely affected.

Those with whom we collaborate on research and development related to current and future technologies and products may have rights to publish data and other information to which we have rights. In addition, we sometimes engages individuals or entities to conduct research relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. But these contractual provisions may be insufficient or inadequate to protect our confidential information. If we do not apply for patent protection prior to such publication, or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

New technology may lead to our competitors developing superior products which would reduce demand for our products regardless of any patent protection we may have.

Research into technologies similar to our technologies is proceeding at a rapid pace, and companies and research institutions are actively engaged in the development of products similar to our products. These new technologies may, if successfully developed, offer significant performance or price advantages when compared with our technologies. Our existing patents or our pending and proposed patent applications may not offer meaningful protection if a competitor develops a novel product based on a new technology.

The United States government may exercise certain rights with regard to our inventions, or licensors’ inventions, developed using federal government funding.

The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act (as amended, the “Bayh-Dole Act”). Certain of our exclusively owned patents and patent applications and those patents and applications that we co-own with and exclusively license from the University of Michigan were developed using federal funding from the National Institutes of Health, the U.S. Department of Defense, and/or the U.S. Army Medical Research and Materiel Command. Consequently, pursuant to the Bayh-Dole Act, the U.S. government has certain rights in patents and applications that cover our SCD technology, in particular, to those patents and applications identified in the section of this Annual Report titled “Business – Intellectual Property” belonging to Patent Families 1-4.

The U.S. federal government has certain rights, including so-called “march-in rights,” to any patent rights that were funded in part by the U.S. government and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed patents, including certain patents relating to SCD product candidates. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Furthermore, the U.S. government may have the right to take title to government-funded inventions if we fail to disclose the inventions to the government in a timely manner or fails to file a patent application within specified time limits.

If the U.S. government exercises such march-in rights, we may not be able to develop or commercialize our product candidates effectively or profitably, or at all, which could harm our business, results of operations and financial condition. In addition, if any intellectual property owned or licensed by us becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act, this could impair the value of our intellectual property and could adversely affect ourbusiness.

We also sometimes collaborate with academic institutions to accelerate our research or development. we try to avoid engaging our academic partners in projects in which there is a risk that federal funds may be co-mingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely and materially affected.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other medical device companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the medical device industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, such as through post grant and inter partes review proceedings at the USPTO. In addition, the Leahy-Smith Act transformed the United States patent system into a “first to file” system effective March 2013. The Leahy-Smith Act and its implementation could make it more difficult for us to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

The United States Supreme Court has ruled on several patent cases, either narrowing the scope of patent protection available or weakening the rights of patent owners in certain circumstances. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. Depending on future actions by Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in ways that would weaken our ability to obtain new patents or to enforce our existing and future patents.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are the same as or similar to our products but that are not covered by the claims of patents that we own or have rights to;
•
we or our licensors or any current or future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by our patents or pending patent applications;
•
we or our licensors or any future strategic partners might not have been the first to file patent applications covering the inventions in our patents or applications;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
our pending patent rights may not lead to issued patents, or the patents, if granted, may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
third parties manufacturing or testing our products or technologies could use the intellectual property of others without obtaining proper licenses;
•
we may not develop additional technologies that are patentable; and
•
third parties may allege that our development and commercialization of our products infringes their intellectual property rights, and the outcome of any related litigation may have an adverse effect on our business, results of operations and financial condition.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are owed to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or the lapse of a patent or patent application, resulting in the partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products, our competitive position would be adversely affected.

We may obtain only limited geographical protection with respect to certain patent rights, which may diminish the value of our intellectual property rights in those jurisdictions and prevent us from enforcing our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. Accordingly, we have not and in the future may not file for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant, or to not pay maintenance fees on granted patents in certain jurisdictions. Finally, the grant proceeding of each national/regional patent office is an independent proceeding that may lead to situations in which applications in some jurisdictions are refused by the relevant patent offices, while other applications are granted. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.

Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection and, further, may export otherwise infringing products to territories where we have patent protection, but where patent enforcement is not as strong as that in the United States. These products may also compete with our products in jurisdictions where we do not have any issued or licensed patents or where our patent or other intellectual property rights are not effective or sufficient to prevent these products from competing with us.

Additionally, some countries do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights in these countries. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, results of operations and financial condition may be adversely affected. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection. Furthermore, they may export otherwise infringing products to jurisdictions where we have patent protection, if our ability to enforce our patents to stop the infringing activities in those jurisdictions is inadequate.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we may not be able to initiate or maintain similar efforts in all jurisdictions in which we wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Risks Related to Being a Public Company

We do not have long-term experience operating as a United States public company and may not be able to adequately implement the governance, compliance, risk management and control infrastructure and culture required for a public company, including compliance with the Sarbanes Oxley Act.

We are building experience operating as a United States public company, of which, our executive officers have limited experience in managing a United States public company, which makes their ability to comply with applicable laws, rules, and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to United States public companies could subject us and our management to regulatory scrutiny or sanction, which could harm our reputation and share price. Although we are developing and implementing governance, compliance, risk management and control framework and culture required for a public company, we may not be able to meet the requisite standards expected by the SEC and/or our investors. We may also encounter errors, mistakes, and lapses in processes and controls resulting in failures to meet the requisite standards expected of a public company.

As a United States public reporting company, we incur significant legal, accounting, insurance, compliance, and other expenses. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Compliance with reporting, internal control over financial reporting and corporate governance obligations may require members of our management and our finance and accounting staff to divert time and resources from other responsibilities to ensure these new regulatory requirements are fulfilled.

If we fail to adequately implement the required governance and control framework, we could be at greater risk of failing to comply with the rules or requirements associated with being a public company. Such failure could result in the loss of investor confidence, could harm our reputation, and cause the market price of our securities to decline. Other challenges in complying with these regulatory requirements may arise because we may not be able to complete our evaluation of compliance and any required remediation in a timely fashion. Furthermore, any current or future controls may be considered as inadequate due to changes or increased complexity in regulations, our operating environment or other reasons.

Due to inadequate governance and internal control policies, misstatements, or omissions due to error or fraud may occur and may not be detected, which could result in failures to make required filings in a timely manner and make filings containing incorrect or misleading information. Any of these outcomes could result in SEC enforcement actions, monetary fines, or other penalties, as well as damage to our reputation, business, financial condition, operating results and share price.

Our Common Stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Common Stock is delisted, it could negatively impact us.

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. There can be no assurance that we will be able to comply with the applicable listing standards. We have in the past received notifications of noncompliance with Nasdaq’s continued listing standards and there is no guarantee that we will not receive such notifications in the future.

For example, on June 24, 2024, we received a written notification from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum market value of listed securities of $35 million, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Rule”), because the market value of our listed securities (the “Securities”) had been below $35 million for 30 consecutive business days. We had an initial 180 days, or until December 23, 2024, to regain compliance with the MVLS Requirement.

On December 24, 2024, we received written notification (the “Notification”) from Nasdaq stating that we had not regained compliance with the Rule. Pursuant to the Notification, the Securities were subject to delisting from Nasdaq on January 3, 2025, unless we requested a hearing before the Nasdaq Hearings Panel (the “Panel”) by December 31, 2024.

We requested a hearing before the Panel by December 31, 2024. As disclosed to Form 8-K on March 13, 2025, on March 11, 2025, we received a decision letter (the “Letter”) from the Nasdaq Hearings Panel (the “Panel”), granting our request to continue listing our common stock on The Nasdaq Stock Market (“Nasdaq”), subject to certain conditions. The Panel’s decision provides us with an exception until June 22, 2025, to demonstrate compliance with Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”), which requires a Market Value of Listed Securities of at least $35 million. The Panel reviewed our compliance plan, which includes the continuation of fundraising efforts that began in 2024 and strategies for achieving long-term compliance with the MVLS Rule. As part of the conditions outlined in the Panel’s decision, we are required to, on or before June 22, 2025:

•
file a public disclosure describing the transactions undertaken to increase our equity and providing an indication of our equity following those transactions, and
•
provide the Panel with an update on our fundraising plans and updated income projections for the next 12 months, with all underlying assumptions clearly stated.

We are taking steps to address the conditions outlined.

There can be no assurance that we will be successful or that we will be able to regain compliance with the MLVS Rule or maintain compliance with other Nasdaq listing requirements. If we fail to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, the Securities could be subject to delisting from Nasdaq, unless another exception is granted by Nasdaq.

If our Common Stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our Common Stock; (ii) reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

If we are unable to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may materially and adversely affect our business, results of operations and financial condition.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our management also evaluates the effectiveness of our internal controls, and we disclose any changes and material weaknesses identified through such evaluation of our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in the internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed, our management identified material weaknesses in our internal controls over financial reporting, which relate to a deficiency in the design and operation of our financial accounting and reporting controls. Specifically, the material weaknesses resulted from (i) a lack of segregation of duties within the financial accounting and reporting processes, including the absence of an independent review and approval process in recording transactions to the consolidated financial statements, disbursement and payroll systems. and (ii) a lack of resources with the knowledge and experience to identify, analyze and conclude on the accounting for complex financial instruments in accordance with U.S. GAAP.

In response to the material weaknesses, we have identified and documented all relevant processes, conducted a corporate-wide risk assessment to address emerging risks, and implemented new entity-level, process-level, and monitoring controls. Additionally, we upgraded IT systems and general controls to mitigate segregation of duty risks.

As a result of these efforts, our management concluded that, as of December 31, 2024, the material weaknesses has been remediated. While these material weaknesses have been remediated, other weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. However, as an emerging growth company, an attestation of an independent registered public accounting firm will initially not be required. We are continuing to develop and refine our disclosure controls and other procedures. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. We may need to upgrade our legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives applicable to public companies, including compliance with Section 404 and the evaluation of the effectiveness of our internal controls over financial reporting within the prescribed timeframe. We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future and we may discover additional deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner. In the event that we identify additional deficiencies, we may be required to further restate our financial statements and our results of operations and financial condition could be negatively affected.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

For those warrants traded on the Nasdaq under the ticker symbol (ICUCW) (herein the “Public Warrants”), we have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we gave proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force Public Warrant holders (i) to exercise the Public Warrants and pay the exercise price therefore at a time when it may be disadvantageous for Public Warrant holders to do so, (ii) to sell the Public Warrants at the then-current market price when the Public Warrant holders might otherwise wish to hold the Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. None of the private placement or PIPE warrants will be redeemable by us so long as they are held by the Sponsor, original PIPE warrant holders or its permitted transferees.

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

The trading market for our Common Stock is impacted by the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We cannot assure that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinions of our stock, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 and we intend to continue to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Stock being less attractive to investors and adversely affect the market price of our Common Stock or make it more difficult to raise capital as and when we need it.

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements. We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us under the JOBS Act and intend to continue to do so if we qualify as an “emerging growth company.” For example, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would have otherwise been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have an information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We utilize third-party information technology services help identify, measure, and prioritize cybersecurity and technology risks, as well as to develop related security controls and safeguards.

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

Item 2. Properties.

We lease our headquarters in addition to our final assembly, warehousing and fulfillment facilities at 3513 Brighton Boulevard, Denver, Colorado 80216 pursuant to a lease agreement on a month-to-month basis. We believe this property is adequate to operate our business.

Item 3. Legal Proceedings.

Shareholder Derivative Claims

On July 5, 2024, Forrest A K Wells, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the State of Colorado, captioned Wells v. SeaStar Medical Holding Corporation et al, Case No. 1:24-cv-0187 (D. Colorado) (the “Class Action”). The Class Action alleges that we, our Chief Executive Officer and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding our business and operations, allegedly culminating in our restatement of our consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. On March 4, 2025, the Plaintiff filed an amended complaint. We intend to vigorously defend the action.

On December 13, 2024, Jose Lazo, a purported stockholder of ours, filed a putative stockholder derivative action complaint captioned Lazo v. Schlorff et. al., C.A. No. 1:24-cv-3444 in the United States District Court for the District of Colorado (the “Derivative Action”). The factual allegations of the Derivative Action are substantially similar to the Class Action. On January 30, 2025, upon joint motion of the parties, the Court stayed the Derivative Action pending the Court’s resolution of an anticipated motion to dismiss to be filed in the Class Action.

The Derivative Action alleges, among other things, that the our Chief Executive Officer, former Chief Financial Officer, and certain of our current and former directors violated Section 14(a) of the Exchange Act, breached fiduciary duties and were unjustly enriched by making or allowing to be made purportedly false and misleading statements regarding our prospects for success in obtaining FDA approval for our SCD. The Derivative Action further alleges that there were purported deficiencies in our internal financial controls and procedures and improper accounting for classification of certain financial instruments leading to our restatement of previously issued financial statements. The Derivative Action also asserts claims under Section 10(b) and 21D of the Exchange Act against our Chief Executive Officer and former Chief Financial Officer. Among other remedies, the Derivative Action seeks to recover damages and restitution on behalf of us and certain injunctive relief concerning our corporate governance and internal controls. Additional stockholders may file substantially similar complaints in the future. We will not make separate disclosure of such complaints unless they are materially different than the Derivative Action.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on The Nasdaq Capital Market under the symbol “ICU”

Holders

As of February 24, 2025, there were 81 stockholders of record of our Common Stock.

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

None.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical”, “we”, “us”, and “our”, are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries (the “Company”, “We”, “SeaStar Medical” or “Us”) following the October 28, 2022, merger between LMF Acquisition Opportunities Inc. (“LMF”), and SeaStar Medical, Inc, (the “Predecessor”) (the transaction herein defined as the “Business Combination” or “Merger”). In connection with the Business Combination, the Predecessor was determined to be the accounting acquirer.

Overview

On October 28, 2022, LMF consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc. and the Predecessor pursuant to an Agreement and Plan of Merger. Immediately upon consummation of the Business Combination, LMF was renamed SeaStar Medical Holdings Corporation (as defined above).

We are a commercial stage medical technology company developing a proprietary platform therapy, our SCD to reduce the consequences of hyperinflammation on vital organs. We received FDA approval for our pediatric SCD (“QUELIMMUNE”) on February 21, 2024, under a HDE, and shipped our first commercial pediatric SCD in July 2024. A pivotal clinical trial for the SCD in adult patients with AKI is underway with 94 patients enrolled as of March 25, 2025.

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

We are using our SCD initially to clinically validate several acute organ injury indications, including kidneys and lungs. Our investigational SCD for adults is an extracorporeal synthetic membrane device that is currently being evaluated in a pivotal clinical trial in the U.S. for premarket clearance by the FDA. The SCD for adults is designed to be easily integrated into existing CRRT systems that are commonly installed in hospitals, including in ICUs throughout the United States. Similar to our pediatric SCD (QUELIMMUNE), once approved and commercialized, our adult SCD is expected to initially target acute kidney injury in adults on CRRT. In addition, we are developing our SCD to address inflammation associated with liver disease, acute respiratory distress syndrome, chronic dialysis and chronic heart failure in adult populations. See Part I, Item 1A “Risk Factors” for additional information.

We have incurred net losses in each year since our inception in 2007. As of December 31, 2024 and 2023, we had an accumulated deficit of approximately $139.6 million and $114.7 million, respectively. Our net losses were $24.8 million and $26.2 million for the years ended December 31, 2024 and 2023, respectively. Approximately 72% and 54% of our net losses for the years-ended December 31, 2024 and 2023, respectively, resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The remaining net losses primarily resulted from non-cash, non-operating changes in fair value of our financial instruments recognized in our statement of operations for the same two fiscal years. For the year ended December 31, 2024, these non-cash, non-operating losses related to change in fair value of convertible notes, change in fair value of liability classified warrants, and interest expense, which were partially offset by interest income.

As of December 31, 2024 and 2023, we had cash and cash equivalents of approximately $1.8 million and $0.2 million, respectively.

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

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial costs and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance date for the consolidated financial statements for the year ended December 31, 2024. See Note 1 to our audited consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have not generated significant revenue from the sale of commercialized products. Our ability to generate product revenue will depend on the successful development of our adult SCD and eventual ongoing commercialization of QUELIMMUNE. Until such time, if ever, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” for additional information.

Key Components of Results of Operations

Revenue

Our pediatric SCD received HDE approval from the FDA in February 2024. Since that time, we have begun to build out our commercial operations, develop our customer base and initiate commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. Through December 31, 2024, we have recognized approximately $0.1 million of revenue from the sale of QUELIMMUNE. Historically, prior period revenue has been primarily derived from government and other grants. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants.

We expect that any revenue we generate will fluctuate from quarter to quarter as we introduce QUELIMMUNE to pediatric hospital customers. We also continue to develop our adult SCD for which we are enrolling patients in a pivotal study to support FDA approval. If we fail to complete the development of, or fail to obtain regulatory approval to commercialize our adult SCD in a timely manner, our ability to generate future revenue, and our results of operations and financial position, could be materially adversely affected.

Research and Development Expenses

Since inception, we have focused our resources on research and development activities, including conducting preclinical studies and clinical trials, and developing our process and activities related to regulatory filings for our products. Subject to the availability of additional funding, we plan to further increase our research and development expenses for the foreseeable future as we continue the development of our SCD as well as a next generation SCD. Research and Development expenses also include salaries and related costs for employees in clinical and medical affairs roles, which include stock-based compensation expenses and benefits for such employees.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive and finance roles, which also include stock-based compensation expenses and benefits for such employees.

Other significant general and administrative expenses include facilities costs, professional fees for accounting and legal services, sales and marketing expenses, and expenses associated with obtaining and maintaining patents and obtaining financing, and expenses related to SEC reporting and compliance. As we continue to expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, an enterprise resource planning platform, and branding.

Loss from Operations and Operating Margin

Loss from operations consists of our gross profit less our operating expenses. Operating margin is loss from the operations as a percentage of our net sales.

Other Income (Expense), Net

Total other income (expense), net primarily consists of interest expense relating to interest incurred on our notes, financing fees related to our convertible notes, gain on issuance of convertible notes, change in fair value of convertible notes, change in fair value of warrants liability, termination of forward purchase agreement, gains from early extinguishments of convertible notes, changes in fair value of the derivative liability related to the conversion option of convertible notes, and interest income derived from cash balances maintained at a commercial financial institution.

Net Loss

Net loss consists of our loss from operations, less other expenses, net.

Factors Affecting Our Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Annual Report, including those discussed in Part I, Item 1A, “Risk Factors,” for additional information.

Results of Operations

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

The following table sets forth a summary of our results of operations. This information should be read together with our consolidated financial statements and related Notes included elsewhere in this Annual Report.

	Year Ended
	December 31,		Change
($ in thousands)	2024	2023	$	%
Net Revenue	$135	$—	$135	(*)
Operating expenses
Research and development	9,105	5,973	3,132	52.4%
General and administrative	8,872	8,237	635	7.7%
Total operating expenses	17,977	14,210	3,767	26.5%
Loss from operations	(17,842)	(14,210)	(3,632)	25.6%
Total other income (expense)	(6,985)	(12,022)	5,037	-41.9%
Loss before income tax provision	(24,827)	(26,232)	1,405	-5.4%
Income tax provision (benefit)	3	—	3	(*)
Net loss	$(24,830)	$(26,232)	$1,402	-5.3%

(*) - revenue or expenses which were new to the year ended December 31, 2024 compared to the year ended December 31, 2023.

Revenue

Net revenue increased $0.1 million to $0.1 million for the year-ended December 31, 2024, compared to no net revenue for the year-ended December 31, 2023. The increase is attributable to the commencement of sales after receiving approval from the FDA to commercially sell our pediatric selective cytopheretic device, QUELIMMUNE, on February 21, 2024. Sales did not occur until after July 1, 2024.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Year Ended
	December 31,		Change
($ in thousands)	2024	2023	$	%
Clinical trials	$4,391	$2,546	$1,845	72.5%
External services	1,254	1,111	143	12.9%
Payroll and personnel expenses	3,184	2,164	1,020	47.1%
Other research and development expenses	276	152	124	81.6%
	$9,105	$5,973	$3,132	52.4%

Research and development expenses for the years ended December 31, 2024 and 2023 were approximately $9.1 million and $6.0 million, respectively. The increase in research and development expenses of $3.1 million, or 52.4%, was primarily driven by increases in clinical trial expenses of $1.8 million and external services of $0.1 million due to the Neutralize-AKI Adult SCD study, in which we ended the year 2024 with 14 clinical trial sites enrolled, an increase in payroll and personnel expenses of $1.0 million due to increased head count and equity grants, and an increase in other costs of approximately $0.1 million, due to increased travel and other costs relating to increasing clinical trial site enrollees.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2024 and 2023 were $8.9 million and $8.2 million, respectively. The increase in general and administrative expenses 7.7% is due primarily to (i) an increase in payroll and related expenses of $0.6 million, due to increased head count as we invested in our finance and commercial functions, (ii) a $0.6 million increase in accounting related costs due to the restatement of certain financial statements for the 2023 and 2022 Forms 10-K and for interim period financial statements on Forms 10-Q, (iii) a $0.1 million increase in legal expense, and (iv) a $0.2 million increase in consulting expenses for various strategic and commercial endeavors, offset by (i) a $0.6 million reduction in SEC related expenses as we transitioned from outside parties to internal resources for SEC related filings and compliance activities, and (ii) a $0.3 million decline in other activities such as public relations, investor relations and certain marketing activities.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2024 and 2023 was expense of $7.0 million and $12.0 million, respectively. The decrease of approximately $5.0 million primarily resulted from (i) $4.2 million decline in the loss from the change in fair value on extinguishments of convertible notes, (ii) a decrease in interest expense of $0.8 million due to the reduction in our outstanding notes and convertible notes, (iii) interest income of $0.1 million during 2024 compared to $0.0 million for 2023, and (iv) we did not recognize a loss from the change in the fair value of forward purchase agreement derivative liabilities for 2024 as the instrument did not exist during 2024, while incurring a loss on the change in fair value of forward purchase agreement derivative liabilities of $1.3 million in 2023.

This was primarily offset by an approximately $1.2 million unfavorable impact due to the change in the fair value of liability classified warrants in 2024 compared to 2023.

Income Tax Provision (Benefit)

We recorded a provision for income taxes of $3 thousand for the year ended December 31, 2024, and did not record a provision for income taxes for the year ended December 31, 2023.

Under Accounting Standards Codification (“ASC”) 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. We consider all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported during 2024 and 2023, we concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, we believe that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. A valuation allowance of $28.5 million and $25.6 million was recorded as of and for the years ended December 31, 2024 and 2023, respectively.

Net Loss

During the year ended December 31, 2024, we had a net loss of $24.8 million compared to a net loss of $26.2 million for the year ended December 31, 2023. The decline in net loss of $1.4 million primarily resulted from a decline in other expense of $5.0 million (as discussed above in “Other Income (Expense)” offset by increases in general and administrative expenses of $0.6 million, and increases in research and development expenses of $3.1 million.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $139.6 million and $114.7 million, respectively.

As of December 31, 2024 and December 31, 2023, we had cash of $1.8 million and $0.2 million, respectively. We expect that our existing cash will be insufficient to fund our operations for the twelve months from filing date of our Form 10-K for the year ended December 31, 2024, including clinical trial expenses and capital expenditure requirements. We believe that this raises doubt about our ability to continue as a going concern. To finance our operations beyond that point, we would need to raise additional capital, and there is no guarantee that we will be able to secure additional funding on favorable terms, or at all. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Annual Report. See Note 1 to our audited consolidated financial statements for the year ended December 31, 2024.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Year Ended
	December 31,
($ in thousands)	2024	2023
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(16,007)	$(10,285)
Investing activities	—	—
Financing activities	17,650	10,414
	$1,643	$129

Cash Flow from Operating Activities

Net cash used in operating activities for the fiscal year ended December 31, 2024 was $16.0 million compared to $10.3 million for the fiscal year ended December 31, 2023. The increase in cash used for operating activities of $5.7 million is primarily due to the increased activity related to clinical trial activities for the Neutralize-AKI clinical trial, and certain general and administrative costs.

Cash Flow from Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2024, was $17.7 million, primarily related to the issuance of new shares of common stock from the combination of certain registered direct offerings and at-the-market issuances, proceeds from convertible notes, and proceeds from the issuance of pre-funded warrants.

Cash provided by financing activity for the fiscal year ended December 31, 2023, was $10.4 million, primarily related to the issuance of new shares of common stock, proceeds from convertible notes, and the sale of recycled shares, partially offset by payments of notes payable, and payment of convertible notes

Capital Resources

Sources of Liquidity

Shelf Registrations

Shelf Registration 333-275968 - On December 8, 2023, we filed a shelf registration on Form S-3. which was declared effective by the SEC on December 22, 2023. This shelf registration statement covered the offering, issuance and sale by us of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”). Since the date of effectiveness, we have raised approximately $23.5 million as of December 31, 2024, through the combination of registered direct offerings and “At-the-Market” offerings. As of December 31, 2024, we have approximately $76.5 million remaining to for future offerings, of which, $20.5 million is currently restricted to capital raised from the “At-the-Market” offering.

We have raised $0.9 million from our “At-the-Market” program since January 1, 2025. On February 3, 2025, we raised approximately $6.0 million through an offering of our common stock.

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our SCD product for approval by the FDA, and (ii) if regulatory approval is obtained, to launch and commercialize our products in the U.S. markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
conditions in the capital markets;
•
our ability to receive cash proceeds from our existing funding instruments, including a potential equity line of credit;
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

Until such time, if ever, as we are able to successfully develop and commercialize our products, we expect to continue financing our operations through the sale of equity, issuance of debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available when needed or on acceptable terms.

Based on our results of operations and liquidity as of December 31, 2024, we believe our cash and cash equivalents are not sufficient to meet our operations, working capital and capital expenditure requirements for a period of at least twelve months from the date of our audited consolidated financial statements for the fiscal year ended December 31, 2024. In addition, we do not expect to receive significant cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of the majority of the warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher, than we project and our cash and cash equivalents position is reduced faster than anticipated.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Although actual results could materially differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

Significant estimates include the valuation of the (i) incurred-but-not-billed clinical trial costs, (ii) prepaid forward purchase agreement derivative liability, (iii) convertible notes (iv) liability classified warrants, (v) share-based compensation expense.

While our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the notes to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our annual consolidated financial statements.

Incurred-But-Not-Billed Clinical Trial Site Costs. Our Neutralize-AKI clinical trial study is conducted at 14 qualified healthcare facilities as of December 31, 2024. We are responsible to cover the costs of these clinical trial efforts, including the cost of patient care relating to the adult SCD, It is common practice that the costs incurred by the clinical trial sites are incurred, but not billed until months after the event giving rise to the unbilled activity. Accordingly, we estimate the value of these “incurred-but-not-billed ” activities at the end of each reporting period. Any impact to the Statement of Operations is recognized as a component of research and development expense and included as a component of accrued expenses on the Balance Sheet.

Prepaid Forward Purchase Agreement Derivative Liability. The prepaid forward purchase agreement derivative liability (the “FPA Derivative Liability”) is required to be recognized as a liability as the financial instrument fails the “Indexation Guidance” of ASC 815-10 in addition having certain settlement features that could or will require settlement in cash or shares, depending on the feature. The FPA Derivative Liability was initially recorded at $5.2 million on October 28, 2022 (see Note 5). The FPA Derivative Liability was remeasured each reporting period using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion. For each simulated path, the forward purchase value was calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward was calculated as the average present value over all simulated paths. Changes in the fair value of the FPA Derivative Liability are recorded each reporting period to the change in the fair value of the forward purchase agreement derivative liability in the consolidated statement of operations. This instrument no longer existed as of December 31, 2024.

Investor D Convertible Notes. The convertible notes are recorded as liabilities and are recorded at fair value based on Level 3 measurements. The estimated fair values of the convertible notes are each determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the convertible notes are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate rate debt that we believe is appropriate for those probability-adjusted cash flows. The change in fair value of the Investor D Convertible Notes each reporting period is recorded to the Change in fair value of convertible notes in the consolidated statement of operations. These notes no longer existed at December 31, 2024.

Liability Classified Warrants. We have entered into or assumed various financial instruments in the form of warrant agreements that require classification as liabilities. This classification requires us to measure the warrants at fair value at inception, and the remeasure the warrants. The liability classified warrants consist of the following: (see Note 10 for more information):

•
Private Placement Warrants. We assumed 229,520 Private Placement warrants as part of the Business Combination.
•
PIPE Warrants. The PIPE Warrants were entered into in congruence with the Business Combination, and include features similar to the Private Placement Warrants which require liability classification.
•
Investor D Warrants. During the years ended December 31, 2024 and 2023, we entered into various convertible credit agreements with an institutional investor (“Investor D”) which included detachable and separately exercisable warrants to purchase shares of our common stock (the “Investor D Convertible Note Warrants”). These warrants no longer exist as of December 31, 2024.

We use a Black-Scholes option pricing model to fair value liability classified warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance. The change in fair value of liability classified warrants each reporting period is recorded to the change in fair value of warrants liability in the consolidated statement of operations.

Share Based Compensation Expense. We estimate the grant date fair value of all grants of equity-based awards (which has historically consisted of either stock options or restricted stock units).

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Note Payable (Insurance Financing)	$574	$574	$—	$—	$—
Total contractual obligations	$574	$574	$—	$—	$—

Insurance Financing

In October 2024, we entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. It is to be paid down in 10 monthly installments through August 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SeaStar Medical Holding Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SeaStar Medical Holding Corporation (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operating activities since inception and expects to continue incurring operating losses and negative cash flows in the future. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

East Brunswick, New Jersey

March 27, 2025

PCAOB ID No. 100

SeaStar Medical Holding Corporation

Consolidated Balance Sheets

As of December 31, 2024 and 2023

(in thousands, except for share and per-share amounts)

	2024	2023

ASSETS
Current assets
Cash	$1,819	$176
Accounts receivable	112	—
Prepaid expenses	1,835	2,132
Total current assets	3,766	2,308
Other assets	892	1,205
Total assets	$4,658	$3,513

LIABILITIES AND STOCKHOLDERS̕ DEFICIT
Current liabilities
Accounts payable	$3,046	$4,372
Accrued expenses	3,188	1,523
Contract liabilities	—	100
Notes payable, net of deferred financing costs	574	565
Convertible notes, current portion	—	4,179
Liability classified warrants	33	2,307
Total current liabilities	6,841	13,046
Notes payable, net of deferred financing costs	—	4,143
Convertible notes, net of current portion	—	194
Total liabilities	6,841	17,383
Commitments and contingencies (Note 13)
Stockholders̕ deficit
Preferred stock - $0.0001 par value, 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023.	—	—
Common stock - $0.0001 par value per share; 500,000,000 shares authorized at December 31, 2024 and 2023; 5,977,246 and 2,016,045 shares issued and outstanding at December 31, 2024 and 2023, respectively	2	1
Additional paid-in capital	137,379	100,863
Accumulated deficit	(139,564)	(114,734)
Total stockholders̕ deficit	(2,183)	(13,870)
Total liabilities and stockholders̕ deficit	$4,658	$3,513

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per-share amounts)

	2024	2023

Net Revenue	$135	$—
Cost of goods sold	—	—
Gross profit	135	—
Operating expenses
Research and development	9,105	5,973
General and administrative	8,872	8,237
Total operating expenses	17,977	14,210

Loss from operations	(17,842)	(14,210)

Other income (expense)
Interest income	101	—
Interest expense	(244)	(1,081)
Change in fair value of convertible notes	(6,145)	(5,380)
Change in fair value of warrants liability	(697)	545
Change in the fair value of the forward purchase agreement derivative liability	—	(1,308)
Loss on extinguishment of convertible notes	—	(4,949)
Other income	—	151
Total other income (expense), net	(6,985)	(12,022)

Loss before provision for income taxes	(24,827)	(26,232)

Provision for income taxes	3	—

Net loss	$(24,830)	$(26,232)
Net loss per share of common stock, basic and diluted	$(6.63)	$(30.26)
Weighted-average shares outstanding, basic and diluted	3,743,554	866,813

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per-share amounts)

	Stockholders̕ Deficit
					Total
	Common Shares		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance, December 31, 2022	618,452	$1	$67,739	$(88,502)	$(20,762)
Issuance of shares - equity line of credit	261,000	—	4,742	—	4,742
Issuance of shares - commitment fee for equity line of credit	8,754	—	1,000	—	1,000
Issuance of shares - conversion of convertible notes	913,910	—	10,410	—	10,410
Issuance of shares - exercise of warrants	118,207	—	1,651	—	1,651
Issuance of shares - vesting of RSUs	8,238	—	—	—	—
Issuance of shares - prepaid forward contracts	43,879	—	1,870	—	1,870
Forward purchase agreement derivative liability	—	—	11,521	—	11,521
Stock-based compensation	43,638	—	1,930	—	1,930
Net loss	—	—	—	(26,232)	(26,232)
Balance, December 31, 2023	2,016,078	$1	$100,863	$(114,734)	$(13,870)
Issuance of shares - conversion of convertible notes	600,770	—	10,215	—	10,215
Issuance of shares - exercise of warrants	352,074	—	3,960	—	3,960
Issuance of shares - equity offerings, net of issuance costs	2,974,745	1	21,244	—	21,245
Issuance of shares - stock issued for Board compensation in-lieu of cash	10,120	—	210	—	210
Issuance of shares - vesting of RSUs	13,136	—	—	—	—
Issuance of shares - stock issued for employee bonuses	10,323	—	73	—	73
Stock-based compensation	—	—	814	—	814
Net loss	—	—	—	(24,830)	(24,830)
Balance, December 31, 2024	5,977,246	$2	$137,379	$(139,564)	$(2,183)

The accompanying notes are an integral part of these consolidated financial statements

SeaStar Medical Holding Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

(in thousands, except for shares and per-share amounts)

	2024	2023

Cash flows from operating activities
Net loss	$(24,830)	$(26,232)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	102	48
Change in fair value of convertible notes	6,145	5,380
Change in fair value of forward purchase agreement derivative liability	—	1,308
Change in fair value of liability classified warrants (exercised and outstanding)	697	(545)
Stock-based compensation	887	1,930
Loss on extinguishment of convertible notes	—	4,949
Change in operating assets and liabilities
Account receivable	(112)	—
Other receivables	—	12
Prepaid expenses	297	(97)
Other assets	313	—
Accounts payable	(1,281)	2,445
Accrued expenses	1,875	517
Other liabilities	(100)	—
Net cash used in operating activities	(16,007)	(10,285)

Cash flows from financing activities
Proceeds from issuance of convertible notes	979	8,000
Payment of convertible notes	(700)	(400)
Proceeds from issuance of notes payable	713	800
Payment of notes payable	(5,402)	(4,870)
Proceeds from issuance of shares, net of offering costs	17,441	4,742
Proceeds from exercise of convertible note warrants	853	592
Proceeds from issuance of pre-funded warrants	3,766	—
Proceeds from exercise of additional warrants	—	180
Payment of commitment fee - equity line of credit	—	(500)
Proceeds from sale of recycled shares	—	1,870
Net cash provided by financing activities	17,650	10,414
Net increase in cash	1,643	129
Cash, beginning of period	176	47
Cash, end of period	$1,819	$176

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Cash Flows, cont’d

For the Years Ended December 31, 2024 and 2023

(in thousands, except for shares and per-share amounts)

Supplemental disclosure of cash flow information		2024	2023

Cash paid for income taxes		$3	$—
Cash paid for interest		$553	$1,126

Supplemental disclosure of noncash financing activities

Exercise of liability classified warrants		$3,106	$—
Shares issued as payment of convertible notes		$10,210	$10,411
Shares issued to settle forward option-prepaid forward contracts		$—	$1,870
Board compensation settled in shares of common stock in-lieu-of-cash	a	210	$—
Offering costs incurred but not paid		$45	$—
Issuance of convertible note warrants		$586	$2,705

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

Note 1. Description of Business

Organization and description of business

SeaStar Medical Holding Corporation, a Delaware corporation, and its wholly owned subsidiary, SeaStar Medical, Inc. (the “Predecessor”), are collectively referred to as the “Company”. The Predecessor was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is a commercial stage business and also focused on product development. The Company is principally engaged in the research, development, and commercialization of a platform medical device technology designed to modulate inflammation in various patient populations. The initial target of this technology is for the treatment of acute kidney injuries in pediatric patients.

On October 28, 2022, LMF Merger Sub, Inc., a wholly owned subsidiary of LMF Acquisition Opportunities, Inc., (“LMF”), merged with and into the Predecessor (the “Business Combination”), with the Predecessor surviving the Business Combination as a wholly owned subsidiary of LMF. Following the consummation of the Business Combination, LMF was renamed to “SeaStar Medical Holding Corporation”.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

On June 7, 2024, the Company effected a 1-for-25 reverse-stock split (the “Reverse Stock-Split”) of its issued and outstanding shares of common stock, par value $0.0001 (the “common stock”). Following the effect of the Reverse Stock Split, each 25 shares of the Company’s common stock that were issued and outstanding automatically converted into one outstanding share of common stock. All stock options and warrants of the Company outstanding immediately prior to the Reverse Stock-Split were proportionally adjusted except for the Listed Warrants and the private placement warrants that were issued as part of the SPAC transaction that closed on October 28, 2022, which total 16,788,000 outstanding warrants in the aggregate (the “Unadjusted Warrants”). The Unadjusted Warrants each retained an $11.50 exercise price and require the exercise of 25 warrants to purchase one share of common stock. Unless otherwise indicated, all other share and per share amounts in this annual report reflect the effect of the Reverse-Stock Split. The par value of the Company’s common stock remained unchanged at $0.0001 per share and the number of authorized shares of common stock remained the same after the Reverse-Stock Split.

Liquidity and going concern

As of December 31, 2024, the Company has an accumulated deficit of approximately $139.6 million and cash of approximately $1.8 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s need for additional capital will depend in part on the scope and costs of its development activities. To date, the Company has generated very little revenue from the sales of it's commercialized product, QUELIMMUNE. Its ability to generate meaningful product revenue will depend on the successful launch of QUELIMMUNE and development and eventual commercialization of the adult SCD. Until such time, if ever, it expects to finance its operations through the sale of equity or debt, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

If the Company is unable to raise capital, it could be forced to delay, reduce, suspend, or cease its research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. The accompanying consolidated financial statements have been

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Risks and uncertainties

The Company is subject to risks common to early-stage companies in the medical technology industry including, but not limited to, new medical and technological innovations, dependence on key personnel, protection of proprietary technology, and product liability. There can be no assurance that the Company’s products or services will be accepted in the marketplace, nor can there be any assurance that any future products or services can be developed or deployed at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all. These factors could have a materially adverse effect on the Company’s future financial results, financial position and cash flows.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Significant estimates include the (i) valuation of the liability classified warrants, (ii) prepaid forward purchase agreement derivative liability, (iii) provision for income taxes, (iv) convertible debt measured at fair value, (v) unbilled clinical trial costs, (vi) and stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The company did not have any cash equivalents as of December 31, 2024 and 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Accounts Receivable

The need for a credit loss allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in a credit loss. The Company initially estimates credit losses based on a portfolio-wide method using an aging schedule at the end of each reporting period. Any customer specific collections subsequent to the reporting period are then adjusted accordingly.

All outstanding accounts receivable customer balances at December 31, 2024 were fully paid subsequent to December 31, 2024. Accordingly, there is no reserve for a credit loss allowance provided as of December 31, 2024.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement carrying amounts and the tax bases

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which such differences are expected to reverse. A valuation allowance is provided when the realization of net deferred tax assets is not deemed more likely than not.

The Company complies with the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, which provides a comprehensive model for the recognition, measurement, and disclosure in consolidated financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position; otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the consolidated financial statements.

Use of Derivative Instruments

The Company’s derivative instruments historically have consisted of financial instruments that arose as part of the Company’s ongoing efforts to raise capital to fund the Company’s operations. It is likely that ongoing efforts to raise capital in the future will result in additional derivative instruments to be issued as part of those efforts. The Company has not nor does it intend to utilize derivative instruments for risk management (i.e. hedging) or investing activities.

These derivative instruments have taken the form of warrants, convertible debt, and other financing arrangements such as a prepaid forward purchase option. The classification of these financial instruments as either a component of liabilities or equity is specific to the terms within each financial instrument agreement. and the application of U.S. GAAP. For those that are liability classified, the Company recognized changes in the fair value of each financial instruments as a “non-operating income / (expense)” component of the Statement of Operations and an adjustment to operating cash flows within the Statement of Cash Flows each reporting period.

The issuance of each derivative instrument is reported as a proceed in the financing section to the Statement of Cash Flows, while the ultimate settlement of each derivative instrument could be reported either as an adjustment to operating cash flows, paydown within financing cash flows, or a non-cash transaction depending on the settlement.

Fair value option of accounting

Generally, when financial instruments are first acquired that are not required to be recorded at fair value per U.S. GAAP, ASC 825, Financial Instruments allows an entity to elect the fair value option (“FVO”). The FVO may be elected on an instrument-by-instrument basis only at the time of acquisition and once elected is irrevocable. The FVO allows an entity to account for the entire financial instrument at fair value with subsequent changes in fair value recognized in earnings through the consolidated statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the financial instrument is classified in stockholders’ equity.

Based on the eligibility assessment discussed above, the Company concluded that its convertible notes (see Note 8) were eligible for the FVO and accordingly elected the FVO for those debt instruments. This election was made because of operational efficiencies in valuing and reporting for these debt instruments at fair value in their entirety at each reporting date. The convertible notes contained certain embedded derivatives that otherwise would require bifurcation and separate accounting at fair value.

The convertible notes, inclusive of their respective accrued interest at the stated interest rates (collectively referred to as the “FVO debt instruments”) were initially recorded at fair value as liabilities on the consolidated balance sheets and subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements until they were settled in 2024. The changes in fair value of the FVO debt instruments are recorded

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

in changes in fair value of convertible notes, included as a component of other income (expense), net, in the consolidated statements of operations.

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

Investor D Convertible Notes. The convertible notes were recorded as liabilities and were recorded at fair value based on Level 3 measurements until they were fully settled in 2024. The estimated fair values of the convertible notes were each determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios. The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the convertible notes were outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate rate debt that the Company believes was appropriate for those probability-adjusted cash flows. The change in fair value of the Investor D Convertible Notes each reporting period was recorded to the change in fair value of convertible notes in the consolidated statement of operations.

Liability Classified Warrants. The Company has entered into or assumed various financial instruments, in the form of warrant agreements, that require classification as liabilities. This classification requires that the Company measure the warrants at each fair value reporting period.

The Company uses a Black-Scholes option pricing model to fair value the warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years. The change in fair value of the liability classified warrants each reporting period is recorded to the change in fair value of warrants liability in the consolidated statements of operations.

Operating Current Assets and Current Liabilities. The estimated fair value of cash, accounts receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments.

Classification of Derivative Gains and Losses on the Statement of Cash Flows. Changes in fair value related to the Company’s derivative financial instruments consisting of (i) liability classified warrants, (ii) convertible notes, and (iii) forward purchase agreements are classified in operating cash flows as adjustments to net income.

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

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company records any payments received from customers prior to the Company fulfilling its performance obligation(s) as contract obligations. Amounts expected to be recognized as revenue within the one year following the balance sheet date are classified as current contract obligations. Amounts not expected to be recognized as revenue within the one year following the balance sheet date are classified as contract obligations, net of current portion. See Note 3 – Revenues and Contract Obligations for further details.

Product Sales Revenue

The Company has sold and intends to continue to sell its products either through a combination of distributor(s) and/or directly to end-user qualified customers through the Company’s own internal commercial/sales resources. The acting distributor during the year ended December 31, 2024 subsequently resold and was to continue to resell the products to present and future customers, until such time the Company terminated its agreement with the distributor (see Notes 3 and 13).

•
Timing of Revenue Recognition – During the brief history (commenced July 2024) of selling pediatric SCDs, revenue has been recognized based on a freight-on-board destination (“FOB Destination”) requirement.
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
•
Variable Consideration – based on the above and given the materiality of current sales (less than $0.1 million sold through the year ended December 31, 2024), the Company does not currently estimate a constraint on revenue recognized on product sales.
•
Transaction Price – based on the above, as currently constructed, the Company’s transaction price is fixed, based on the agreed-upon price per each purchase order submitted by each customer. Milestone or up-front payments unique to the distributor were disclosed in Note 3 (also see Note 13), and are not expected to be recognized as revenue, but were returned as a result of a settlement to cease the relationship with the distributor.
•
Allocation of Consideration – each sale of a pediatric SCD is independent of any and all other sales. The entire transaction price for each pediatric SCD is allocated to the sale of that pediatric SCD.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

The Company will continue to monitor all of the above as the Company continues to commercialize and increase its customer base, which could result with each distributor or end-user customer agreement resulting in its own unique terms and conditions, that will potentially impact the timing and amount of revenue recognition pursuant to U.S. GAAP.

Cost of Goods Sold

Prior to July 2024, the Company only manufactured/assembled pediatric or adult SCDs for research oriented and/or clinical trial related activities. Accordingly, as of and during the year ended December 31, 2024, all inventory on-hand or utilized had $0 carrying value, as it was expensed to research and development expense at the time of purchase. Accordingly, for pediatric SCDs sold during the year ended December 31, 2024, the Company recognized no cost of goods sold, as there was no carrying value attributed to those units sold. As the Company procures inventory in the future, the Company will place value on raw materials and component parts, as there is the potential that the raw materials could be used either for (i) commercial purposes (QUELIMMUNE sales) or (ii) research and development purposes (adult SCDs used in ongoing clinical trials).

Stock-based compensation

In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes compensation expense for all stock-based awards issued to employees based on the estimated grant-date fair value, which is recognized as expense on a graded vesting approach over the requisite service period. The Company has elected to recognize forfeitures as they occur. The fair value of stock options is determined using the Black-Scholes option-pricing model. The determination of fair value for stock options on the date of grant using an option-pricing model requires management to make certain assumptions including implied volatility, expected term, risk-free interest rate and expected dividends ($nil) in addition to the Company’s common stock valuation. The determination of fair value of restricted stock units is valued based on the value of the Company’s common stock on the grant date.

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

Emerging growth company status

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (1) no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

Net loss per share attributable to common stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. See Note 16 for disclosures

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

on exclusion of certain instruments which would be anti-dilutive in circumstances where the Company is reporting a net loss for that earnings period. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as certain outstanding warrants are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for the period presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for this period.

Recently adopted accounting standards

Accounting Standards Update 2023-07 - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. See Note 17 - Segment Reporting. The Company adopted this as of December 31, 2024, resulting in a dedicated segment reporting footnote with the requisite disclosures (see Note 17 - Segment Reporting).

Recently issued accounting standards not yet adopted

Accounting Standards Update 2024-03 — In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

Accounting Standards Update 2023-09 — In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements and disclosures.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

Note 3. Revenues and Contract Obligations

In December 2022, the Company entered into a License and Distribution Agreement (the “Distribution Agreement”) with Nuwellis, Inc. (“Nuwellis”) granting exclusive distribution rights of the Company’s pediatric SCD within the United States of America. Under the terms of the Distribution Agreement, Nuwellis would pay the Company consideration comprising both (i) a per unit sales price for each unit shipped and (ii) a royalty for all units sold to customers.

In addition, Nuwellis also agreed to pay (i) a $100 thousand upfront payment at contract inception (the “Up-front Payment”), and (ii) two contingent milestones payments consisting of (a) $450 thousand payment upon meeting the regulatory milestone of receiving HDE approval from the FDA (the “Regulatory Milestone Payment”), and (b) $300 thousand payment upon meeting a sales-based milestone (the “Sales Based Milestone Payment”).

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

Prior to the Company’s termination of the Distribution Agreement discussed below, the Company received full consideration for the Up-front Payment and the Regulatory Milestone Payment for a total of $550 thousand, which had been recorded as contract liabilities and was to be recognized over the remaining term of the Distribution Agreement. However, the Company and Nuwellis entered into a confidential settlement agreement on October 20, 2024 (the “Settlement Agreement”), in connection with the Company’s termination of the Distribution Agreement on August 18, 2024. Under the Settlement Agreement the Company agreed to refund Nuwellis the entire $550 thousand comprising of the Upfront Payment and Regulatory Milestone plus an additional $350 thousand for a total of $900 thousand, of which the $350 thousand was charged to general and administrative expense. The amounts were paid to Nuwellis in three installments during the quarter ended December 31, 2024.

As a result, the Company (i) was precluded from recognizing revenue of approximately $0.1 million for product shipments to Nuwellis during the year ended December 31, 2024, (ii) was precluded from recognizing any revenues related to contract liabilities arising the Upfront Payment and Regulatory Milestone through December 31, 2024, (see below), and (iii) does not anticipate there will be any future shipments of pediatric SCDs to Nuwellis going forward. Due to the termination of the Distribution Agreement and related Settlement Agreement, the Company did not recognize any revenue from the Up-Front Payment or the Regulatory Milestone Payment as it refunded the payments to Nuwellis as part of the Settlement Agreement.

Since the termination of the Distribution Agreement, the Company developed its own commercial operations and sold approximately $0.1 million of pediatric SCDs to an end-user customer during the year ended December 31, 2024.

The following table summarizes the changes in the Company’s contract liability balance for the years ended December 31, 2024 and 2023:

	Year Ended
($ in thousands)	2024	2023
Contract liabilities, beginning of period	$100	$—
Consideration received	450	100
Consideration refunded	(550)	—
Revenue	—	—
Contract liabilities, end of period	$—	$100

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

The Company had no contract assets at the beginning or end of the fiscal years ended December 31, 2024 and 2023. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 4. Trade Accounts Receivable

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses.

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2023	$—	$—	$—
Increase in trade account receivable, gross	112	—	—
December 31, 2024	$112	$—	$—

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Accrued bonus	$1,391	$501
Accrued director compensation	391	427
Accrued research and development	1,023	507
Other	383	88
Total accrued expenses	$3,188	$1,523

Note 6. Forward Purchase Agreements

In October 2022, LMF, entered into Forward Purchase Agreements (“FPAs”) with (i) Vellar Opportunity Fund SPV LLC – Series 4 and (ii) HB Strategies LLC (collectively the “FPA Sellers”), whereby, prior to the Business Combination, the FPA Sellers purchased 1,151,400 LMF Class A Shares from redeeming holders (the “Recycled Shares”), and an additional 200,000 LMF Class A Shares constituting share consideration, each at an average price per share of $10.37. Pursuant to the FPAs, the FPA Sellers waived their redemption rights under the governing documents of LMF Merger Sub, Inc. in connection with the Business Combination.

At the Closing, LMF paid to Vellar, out of funds held in the LMF trust account, aggregate amounts of approximately $14.4 million, an amount equal to 1,173,400 LMF Class A Shares (“Recycled Shares”), multiplied by $10.37, the redemption price, approximately $2.1 million for the purpose of repayment of the FPA Sellers having purchased 200,000 shares from third parties in the open market, and reimbursement of legal expenses and a commission fee in the amount of approximately $0.2 million.

The FPA Sellers could, at their discretion, sell Recycled Shares (“Terminated Shares”). The Company was entitled to proceeds from such sales of Terminated Shares equal to the number of Terminated Shares multiplied by the reset price (the “Reset Price”). The Reset Price was initially the per-share redemption price, but was adjusted on a monthly basis to the lower of (a) the then-current Reset Price, (b) $10.00 and (c) the volume weighted-average price (“VWAP”) of the last ten trading days of the prior calendar month, but not lower than $5.00; provided, however, that if the Company offered and sold Class A common stock, or then outstanding or future issued securities were exercised or converted, at a price lower than then then-current Reset Price, then the Reset Price would be modified to equal such reduced price.

In the event that the VWAP Price was less than $3.00 per share for 20 trading days during any 30 trading-day-period, then the FPA Sellers could accelerate the maturity date (“Maturity Date”), which otherwise would have been the third anniversary of the Closing. Upon the occurrence of the Maturity Date, the Company was obligated to pay to the FPA Sellers an amount equal to the number of unsold Recycled Shares, multiplied by $2.50 (the “Maturity Consideration”).

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

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

During the year ended December 31, 2023, an additional 374,005 Recycled Shares were sold by FPA Sellers. The Company received approximately $1.9 million for the shares sold and recognized a gain of approximately $1.3 million on the sale. Losses on remeasurement of approximately $1.7 million were recorded in change in fair value of forward option-prepaid forward contracts on the consolidated statements of operations for the year ended December 31, 2023.

In accordance with ASC 815, Derivatives and Hedging, the Company had determined that the forward option within the Forward Purchase Agreement, coupled with certain settlement features were embedded features that required bifurcation and recognition as a liability. The liability was remeasured at each reporting date until the liability was extinguished in 2023. The Company recognized a loss of $2.3 million during the year ended December 31, 2023, from the remeasurement of the liability.

In March 2023, the price of the Company stock was below $3.00 for more than 20 trading days and the FPA Sellers at their discretion had the ability to specify the maturity dates for the FPAs. During the year ended December 31, 2023, the FPA Sellers specified the maturity dates and the FPAs matured and were settled by transferring (i) 1,096,972 shares and (ii) all remaining 773,400 unsold Recycled Shares to the FPA Sellers. Upon the final settlement of the FPA, the Company recognized a gain of approximately $1.0 million as the ultimate amount to settle the repurchase of the Company’s shares of common stock underlying the FPAs was reduced by the counterparties to the agreements. Approximately $11.5 million was reclassed to equity as a result of the settlement of the forward purchase agreements during the year ended December 31, 2023.

Note 7. Notes Payable

Notes payable consisted of the following:

($ in thousands)	December 31, 2024	December 31, 2023
LMFA notes payable	$—	$296
LMFAO note payable	—	1,128
Maxim note payable	—	2,771
Insurance financing	574	565
Unamortized deferred financing costs	—	(52)
Total	574	4,708
Less current portion	(574)	(565)
	$—	$4,143

On March 15, 2023, the Company amended its LMFA notes payable, LMFAO note payable, and Maxim note payable, extending their maturity dates to June 15, 2024. Additionally, the noteholders agreed to waive their right to receive mandatory prepayments for proceeds received from the first closing of the convertible note financings discussed in Note 8, but designated a mandatory prepayment amount to be paid upon the second closing of the convertible note financings. On May 12, 2023, another amendment was executed whereby the mandatory prepayment amount related to the second closing of the convertible note financings was waived. In consideration for such extensions, the Company agreed to pay the noteholders an aggregate amount of $0.1 million in cash upon receipt of proceeds from the issuance of the note at the second closing under the Securities Purchase Agreement (“SPA”) (see Note 10). The $0.1 million consideration for the modification was capitalized as a deferred financing cost. The Company amortized $52 thousand and $48 thousand of the deferred financing cost during the years ended December 31, 2024 and 2023, respectively.

On August 7 and December 11, 2023, the Company entered into certain amendments and waivers for the LMFA notes payable, LMFAO note payable, and Maxim note payable. The lenders waved their rights to receive any mandatory prepayments for proceeds received by the Company from the convertible note financings and agreed to extend the maturity

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

dates to 91 days after the last maturity date applicable to any of the notes issued pursuant to the amended SPA. In relation to the amendment to the Maxim note payable on December 11, 2023, the Company agreed to make a loan payment of $0.1 million and $0.1 million for placement and other past due fees. As of December 31, 2024, the Company had fully extinguished all notes payable to LMFA, LMFAO and Maxim for $5.4 million of cash.

Senior Secured LMFA Notes Payable

On September 9, 2022, the Predecessor entered into a Credit Agreement (“LMFA Note”) with LM Funding America, Inc. (“LMFA”) whereby LMFA agreed to make advances to the Predecessor of up to $0.7 million for general corporate purposes at an interest rate of 15% per annum. All advances made to the Predecessor under the LMFA Note and accrued interest were due and payable to LMFA on the maturity date. The maturity date of the loan was originally the earlier of (a) October 25, 2022, (b) the consummation of the Business Combination, and (c) the termination of the Merger agreement.

On October 28, 2022, SeaStar Medical Holding Corporation and LMFA entered into the First Amendment to Credit Agreement, dated September 9, 2022, between LMFA and the Predecessor whereby (i) the maturity date of the loan under the LMFA Note was extended to October 30, 2023; (ii) the Company was required to use 5.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of LMFA Note, provided that such repayment is not required for the first $0.5 million of cash proceeds; (iii) the interest rate of the LMFA Note is reduced from 15% to 7% per annum; and (iv) the default interest rate is reduced from 18% to 15%. The LMFA Note contained customary representations and warranties, affirmative and negative covenants, and events of default.

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

On November 2, 2022, the Company entered into an additional promissory note in the amount of approximately $0.3 million with LMFA. The promissory note was noninterest bearing and was originally due on demand at any time on or after March 31, 2023.

The Company paid the LMFA notes in full during the year ended December 31, 2024.

Senior Secured LMFAO Note Payable

On October 28, 2022, the Company entered into a consolidated amended and restated promissory note with LMFAO Sponsor, LLC, LMAO’s sponsor and the sole holder of founding shares (the “Sponsor”) as the lender, for an aggregate principal amount of $2.8 million (the “LMFAO Note”) to amend and restate in its entirety (i) the promissory note, dated July 29, 2022, for $1.0 million in aggregate principal amount issued by LMAO to the Sponsor and (ii) the Amended and Restated Promissory Note, dated July 28, 2022, for $1.8 million in aggregate principal amount, issued by LMAO to the Sponsor (collectively, the “Original Notes”). The LMFAO Note amended the Original Notes to (i) extend maturity dates of the Original Notes to October 30, 2023; (ii) permit outstanding amount due under the LMFAO Note to be prepaid without premium or penalty; and (iii) require the Company to use 20.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of LMFAO Note, provided that such repayment is not required for the first $500 of cash proceeds. The LMFAO Note carried an interest rate of 7% per annum and contained customary representations and warranties and affirmative and negative covenants.

The LMFAO Note was subject to events of default, which could have resulted in the LMFAO Note becoming immediately due and payable, with interest of 15.0% per annum. In addition, on October 28, 2022, the parties entered into a security agreement whereby the Company granted the Sponsor a security interest in substantially all of the assets and property of the Company, subject to certain exceptions, as collateral to secure the Company’s obligations under the LMFAO Note.

The Company paid this note in full during the year ended December 31, 2024.

Unsecured Maxim Note Payable

Pursuant to an engagement letter between the Company and Maxim dated October 28, 2022, the Company was required to pay Maxim, as its financial advisor, an amount equal to $4.2 million in cash as professional fees ($2.0 million assumed from LMAO and $2.2 million related to professional fees of the Company). Upon the Closing, the parties agreed that such amount would be paid in the form of a promissory note. Accordingly, on October 28, 2022, the Company entered into a promissory note with Maxim as the lender, for an aggregate principal amount of $4.2 million (the “Maxim Note”). The

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

Maxim Note had a maturity date of October 30, 2023 and outstanding amounts may be prepaid without premium or penalty. If the Company received any cash proceeds from a debt or equity financing transaction prior to the maturity date, then the Company was required to prepay the indebtedness equal to 25.0% of the gross amount of the cash proceeds, provided that such repayment obligation shall not apply to the first $0.5 million of the cash proceeds received by the Company. Interest on the Maxim Note was due at 7.0% per annum.

The Maxim Note contained customary representations and warranties, and affirmative and negative covenants. The Maxim Note was subject to events of default, which could have resulted in the Maxim Note becoming immediately due and payable, with interest of 15.0% per annum.

As a result of the Reverse Stock-Split, the Maxim Note balance became due within 90 days of the June 2024 Reverse Stock-Split event. The Maxim Note was paid in full during the year ended December 31, 2024.

Insurance Financing

In October 2024, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. Interest on the financing agreement was 8.440% per annum. The October 2024 financing agreement is to be paid in 10 monthly installments, with an outstanding balance of approximately $0.6 million at December 31, 2024.

In October 2023, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. Interest on the financing agreement was 9.55% per annum. The October 2023 financing agreement had an outstanding balance of approximately $0.6 million as of December 31, 2023, and was paid in full during the year ended December 31, 2024.

Related Party Notes

The Company from time to time has entered into short-term financings with LMFA to provide short-term liquidity needs. A total of three notes were entered into during the year ended December 31, 2023, ranging from $25 thousand to $0.1 million, with a total borrowing of $225 thousand during the fiscal year. All notes had annualized interest of 7.00% and were paid off within 30 days of each borrowing. There were no related party notes outstanding at December 31, 2024 and 2023.

Investor D Note

On June 28, 2024, the Company and Investor D agreed to exchange all of the remaining outstanding warrants held by Investor D, which were issued in connection with Investor D's convertible debt issued between March 2023 and January 2024, into a short-term note of approximately $0.5 million. The interest rate on the loan was 7.0% per annum and the note was paid in full during the year ending December 31, 2024.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

Note 8. Convertible Notes

Convertible notes payable activity for the year ended December 31, 2024, consisted of the following:

($ in thousands)	3rd Investor D Note 3-1	3rd Investor D Note 3-2	3rd Investor D Note 3-3	3rd Investor D Note 3-4	4th Investor D Note	5th Investor D Note	6th Investor D Note	Total
Balance as of December 31, 2023	$1,012	$999	$972	$568	$822	$—	$—	$4,373
Issuance (Face Value)	—	—	—	—	—	272	815	1,087
Fair value of detachable warrants at issuance	—	—	—	—	—	(147)	(439)	(586)
(Gain)/loss on conversion	1,201	636	615	381	77	482	2,005	5,397
Conversion to common stock	(2,213)	(1,635)	(1,587)	(949)	(947)	(607)	(2,381)	(10,319)
(Gain)/loss on reporting period remeasurement	—	—	—	—	748	—	—	748
Redemption	—	—	—	—	(700)	—	—	(700)
Balance as of December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—

Investor D Unsecured Convertible Notes

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Investor D SPA”) with an institutional investor (“Investor D”), whereby the Company agreed to issue a series of four senior unsecured convertible notes (collectively, the “Investor D Convertible Notes”) during the year ended December 31, 2023 with principal proceeds totaling up to $9.8 million and warrants to purchase shares of the Company’s common stock.

On March 15, 2023, the Company issued the first senior unsecured convertible note (the “First Investor D Note”) in the amount of approximately $3.3 million, convertible into 48,309 shares of common stock at an initial conversion price of $67.50. The First Investor D Note was issued at an 8.0% discount, bore interest at 7.0% per annum, matured on June 15, 2024, and required monthly installments of principal and interest. In addition, the Company issued warrants to purchase 13,134 shares of common stock (the “First Investor D Warrants”). The First Investor D Warrants have an initial exercise price of $74.25 per share of common stock, expire in five years from their issuance date, and contain a cashless exercise provision.

On May 12, 2023, the Company issued a second senior unsecured convertible note (the “Second Investor D Note”) in the amount of approximately $2.2 million, convertible into 32,206 shares of common stock at an initial conversion price of $67.50. The Second Investor D Note was issued at an 8.0% discount, bore interest at 7.0% per annum, matured on August 12, 2024, and required monthly installments of principal and interest. In addition, the Company issued warrants to purchase 8,756 shares of common stock (the “Second Investor D Warrants”). The Second Investor D Warrants have an initial exercise price of $74.25 per share of common stock, expire five years from their issuance date, and contain a cashless exercise provision.

First Amendment to the Investor D SPA

On August 7, 2023, the Company entered into an amendment to the Investor D SPA, whereby the provisions of the third closing are amended (the “First Amended Investor D SPA”). Investor D shall have the discretion to purchase additional shares of the Company’s stock in an aggregate principal amount of $2.0 million (the “Third Investor D Note”). The Third Investor D Note consisted of four tranches which closed on August 7, 2023, August 30, 2023, September 26, 2023, and November 27, 2023. Each tranche of the Third Investor D Note was issued at an 8.0% discount, bore interest at 7.0% per annum and required monthly installments of principal and interest. Each tranche of the Third Investor D Note was convertible into 108,686 shares of common stock at an initial conversion price of $5.00, in a principal amount of $0.5 million, and includes a warrant to purchase up to 29,552 shares of common stock with an exercise price of $5.00 per share. The Third Investor D Notes had maturity dates of November 6, 2024, November 29, 2024, December 25, 2024, and February 26, 2025.

Also on August 7, 2023, the Company entered into a side letter with Investor D (the “Letter Agreement”), pursuant to which the Company agreed to adjust the conversion price of the First and Second Investor D Notes to the lowest of (i) $5.00,

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

(ii) the closing sale price of common stock on the trading day immediately preceding the date of the conversion, and (iii) the average closing sale price of common stock for the five consecutive trading days immediately preceding the date of the conversion (the “Amended First Investor D Note” and the “Amended Second Investor D Note”). The Company also agreed to issue a convertible note warrant to purchase up to 190,625 shares of common stock with an exercise price of $5.00 per share of common stock.

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

The Second Amendment to the Investor D SPA

On December 11, 2023, the Company entered into the Second Amendment to the Investor D SPA which increased the maximum amount of additional funding from approximately $2.0 million to approximately $4.0 million. In addition, the Company closed on a fourth convertible note (the “Fourth Investor D Note”) in a principal amount of approximately $1.1 million, which is convertible into shares of common stock at a conversion price of $14.00 per share, beginning on the earlier of June 11, 2024 (or earlier upon mutual written agreement of the Company and the purchaser), or the date of an event of default, as defined in the Fourth Investor D Note, with a maturity date of March 11, 2025. The Company also issued two warrants each to purchase up to 21,108 shares of common stock with an exercise price of $14.00 per share.

Payments for Principal and Interest and Conversions of Investor D Notes During FY 2023

During the year ended December 31, 2023, the Company made cash payments of principal and interest of approximately $0.2 million and $21 thousand, respectively, on the combination of the First Investor D and Amended First Investor D Notes. The Company also made additional principal and interest payments, which included accelerated payments through equity conversions. Investor D elected to convert the conversion amount (as defined in the Amended First Investor D Note) into shares of common stock of the Company. The Company converted principal and interest into 496,831 shares of common stock with a fair value of approximately $7.0 million. The Amended First Investor D Note was fully satisfied as of December 31, 2023.

During the year ended December 31, 2023, the Company made cash payments of principal and interest of $21 thousand and $3 thousand, respectively, on the Second Investor D Note. The Company also made additional principal and interest payments, which included accelerated payments through equity conversions. Investor D elected to convert the conversion amount as defined in the Amended Second Investor D Note into shares of common stock of the Company. The Company converted principal and interest into 417,078 shares of common stock with a fair value of approximately $3.4 million. The note was fully satisfied as of December 31, 2023.

The Company did not make any payments on the first, second, third, or fourth tranches of the Third Investor D Note or Fourth Investor D Note during the year ended December 31, 2023.

For the purposes of defining the collection of the various agreements and instruments by and between Investor D and the Company:

•
The Investor D SPA, First Amended Investor D SPA, and Second Amended Investor D SPA are referred to as the “Original and Amended Investor D SPA”.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

•
All Investor D Notes issued and/or amended under the Original and Amended Investor D SPA are collectively referred to as the “Investor D Convertible Notes”.

All warrants issued under the Original and Amended SPA or Letter Agreement are collectively referred to as the “Investor D Convertible Note Warrants”.

Investor D Unsecured Convertible Notes Issued in 2024

The Company completed additional closings related to the Second Amendment to the Investor D Securities Purchase Agreement on January 12, 2024, and January 24, 2024, issuing notes in principal amounts of $0.3 million and $0.8 million, respectively, each at 7.00% per annum (collectively the “2024 Investor D Notes”). The 2024 Investor D Notes were to mature on April 12, 2025 and April 24, 2025, respectively. The 2024 Investor D Notes had an initial conversion price of $350.00 per share and were convertible into shares of the Company’s common stock, beginning on the earlier of June 11, 2024 (or earlier upon mutual written agreement of the Company and the purchaser), or the date of an event of default. The Company also issued warrants to purchase up to 5,278 and 15,382 shares of common stock, respectively, with an exercise price of $14.00 per share, and additional warrants to purchase up to 5,278 and 15,382 shares of common stock, respectively, with an exercise price of $350.00 per share.

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

During the quarter-ended March 31, 2024, the institutional investor converted approximately $3.3 million (face value) of the outstanding convertible notes into approximately $9.5 million of the Company’s common stock. As of March 31, 2024, the Company still owed the institutional investor approximately $1.0 million (face value) in convertible notes, with a fair value of approximately $1.1 million, which as disclosed below, was ultimately either converted or redeemed by June 30, 2024.

The Company incurred a loss of approximately $5.8 million as a result of the following: (i) $4.7 million loss on conversion into equity as a result of the difference between the fair value of the convertible notes being converted and the equity being delivered, (ii) $0.7 million loss on issuance of the Investor D convertible notes issued during the quarter ended March 31, 2024, as a result of the combination of the fair value of detachable warrants issued in conjunction to the Investor D Notes issues during the quarter ended March 31, 2024, and the excess fair value over the proceeds received for the Investor D convertible notes issues during the quarter ended March 31, 2024, and (iii) $0.4 million loss on the change in fair value of those Investor D convertible notes that were still outstanding as of March 31, 2024.

Investor D April 2024 Side Letter

On April 1, 2024, the Company and Investor D entered into a side letter agreement (the “April 2024 Side Letter”) whereby each party agreed to suspend certain rights of Investor D for a 60-day period, extending those rights from March 30, 2024, to May 30, 2024. Those rights included a 10-day notice period for any subsequent financing and rights to review terms of such financing arrangements. Finally, Investor D waived its rights and notice of default in the event of such financings. In addition, if at the end of the suspension period of May 30, 2024 the convertible notes were still outstanding, Investor D had the right to require the Company to redeem all or a portion of any outstanding Investor D convertible notes at 200% of the conversion amount (the “Make-Whole Amount”).

On June 5, 2024, Investor D and the Company completed the following two transactions, eliminating the remaining outstanding convertible debt:

•
Investor D converted approximately $0.6 million of outstanding principal and $0.7 million of accrued interest and Make-Whole Amount, into 92,858 shares of the Company’s common stock, resulting in a loss of approximately $0.4 million, and

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

•
The Company paid the remaining $0.7 million of outstanding convertible debt and Make-Whole Amount.

Accounting for the Investor D Convertible Notes and Investor D Convertible Note Warrants

The Company concluded that for each Investor D Convertible Note issuance, which included two legally detachable and separately exercisable freestanding financial instruments, (i) the Investor D Convertible Notes and (ii) the Investor D Convertible Note Warrants. The Company concluded that the Investor D Convertible Note Warrants should be recorded as a liability (see Note 10). The Company determined the Investor D Convertible Notes are liability instruments under ASC 480, Distinguishing Liabilities from Equity. The Investor D Convertible Notes were then evaluated in accordance with the requirements of ASC 825, and it was concluded that the Company was not precluded from electing the FVO for the Investor D Convertible Notes. As such, the Investor D Convertible Notes are carried at fair value in the consolidated balance sheets. The Investor D Convertible Notes were measured at fair value each reporting date until they were satisfied with changes in fair value recognized in the consolidated statements of operations, unless the change was concluded to be related to the changes in the Company’s credit rating, in which case the change would have been recognized as a component of accumulated other comprehensive income in the consolidated balance sheets. As the fair value option under ASC 825 was elected, the Company does not recognize interest expense, but instead the change in fair value at each reporting period is impacted by either the accrual or payment of interest.

Note 9. Equity Transactions

January 2024 Offering

On January 26, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company issued to the investor (the “Q1 2024 SPA”), (i) in a registered direct offering, 252,182 shares of the Company’s common stock, par value $0.0001 per share, and pre-funded warrants to purchase 181,449 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, series A warrants to purchase 433,631 shares of common stock (the “Series A Common Warrants”) and series B warrants to purchase 216,816 shares of common stock each with an exercise price of $20.76 (the "Series B Common Warrants" and together with the Series A Common Warrants, the “Investor E Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “January 2024 Offering". The January 2024 Offering was priced at-the-market consistent with the rules of the Nasdaq Stock Market.

The Company received aggregate gross proceeds from the January 2024 Offering of approximately $9.0 million, before deducting fees to the Maxim Group LLC and other offering expenses payable by the Company. The Investor E Warrants became exercisable on June 4, 2024, the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Investor E Warrants (the “Stockholder Approval Date”). The Series A Common Warrants will expire on the fifth anniversary of the Stockholder Approval Date and the Series B Common Warrants will expire on the twelve-month anniversary of the Stockholder Approval Date. The Pre-Funded Warrants will not expire and were exercisable commencing on January 26, 2024. All Pre-Funded Warrants were exercised during the quarter ended March 31, 2024.

The Company paid approximately $0.7 million in fees to Maxim Group LLC and issued 21,682 warrants (the “PA Warrants”) to purchase shares of the Company’s common stock, with a fair value of approximately $0.3 million at issuance. The exercise price of these warrants is $22.83 per share and the warrants become exercisable on July 30, 2024, expiring five years after the closing date.

July 2024 Offering

On July 10, 2024, the Company entered into a securities purchase agreement (the “Q3 2024 SPA”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market: (i) 947,868 shares of the Company’s common stock, $0.0001 par value per share and (ii) Common Stock purchase warrants to purchase up to 947,868 shares of Common Stock (the “July 2024 Investor Warrants”) in a concurrent private placement (together the “July 2024 Offering”). The July 2024 Investor Warrants were immediately exercisable, expire five years following the issuance date and have an exercise price of $10.55 per share. The Company agreed to register the shares of Common Stock underlying the Common Warrants within 30 days of

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

the date of the Purchase Agreement. The combined purchase price of each share of Common Stock and July 2024 Investor Warrant is $10.55. The gross proceeds to the Company from the Offering were approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

On May 17, 2024, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the offering. The Company paid Wainwright an aggregate cash fee equal to (i) 6.4% and 1% management fee of the gross proceeds of the July 2024 Offering and (ii) for certain expenses incurred by Wainwright totaling approximately $0.8 million. Additionally, the Company has agreed to issue to Wainwright or its designees as compensation, warrants to purchase up to 66,351 shares of Common Stock, equal to 7.0% of the aggregate number of Shares placed in the Offering (the “July 2024 PA Warrants”, which combined with the July 2024 Investor Warrants are herein referred to as the “July 2024 Warrants”). The Placement Agent Warrants have a term of five years from the commencement of sales under the Offering and an exercise price of $13.1875 per share of Common Stock (equal to 125% of the offering price).

August 2024 At-The-Market Offering

On August 20, 2024, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Wainwright as sales agent, to sell shares of its common stock, from time to time, through an “at the market offering” program under which Wainwright acts as sales agent. The sales of the Company’s Common Stock made under the ATM Agreement to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock (the “ATM”).

Through December 31, 2024, the Company raised approximately $0.1 million utilizing the ATM, issuing 12,218 shares of the Company’s Common Stock.

Tumim Equity Line of Credit

In August 2022, the Predecessor, LMAO, and Tumim Stone Capital LLC (“Tumim”) entered into an equity line financing arrangement through a Common Stock Purchase Agreement (“Purchase Agreement”) providing the right to sell Tumim up to $100 million worth of shares of common stock. The Purchase Agreement is subject to certain limitations and conditions and provided for a $2.5 million commitment fee payable to Tumim, of which $1.5 million was paid in cash in 2022 and 2023 and $1.0 million was paid by issuing 8,730 shares of common stock to Tumim in 2023.

During the year ended December 31, 2023, the Company sold 260,000 shares of common stock to Tumim for proceeds of approximately $4.7 million as part of the Purchase Agreement. As of December 31, 2023, approximately $95.3 million was available to be drawn. In February 2024, the Company and Tumim agreed to terminate the Purchase Agreement.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

Note 10. Warrants

The Company has the following warrants outstanding at December 31, 2024 and 2023:

	2024	2023
Liability Classified Warrants
Investor D Warrants	—	254,732
Private Placement Warrants	229,520	229,520
PIPE Investor Warrants	20,000	20,000
Subtotal	249,520	504,252

Equity Classified Warrants
Investor E Warrants	650,446	—
July 2024 Warrants	1,014,219	—
Placement Agent Warrants	21,682	—
Public Stockholders' Warrants	422,000	422,000
Legacy Warrants	1,957	1,957
Subtotal	2,110,304	423,957
Grand Total	2,359,824	928,209

The following tables provides the weighted-average strike price and time to maturity for each warrant tranche as of December 31, 2024 and 2023:

December 31, 2024	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	2.82
PIPE Investor Warrants	20,000	$287.50	2.82

Equity Classified Warrants
Investor E Warrants	650,446	$20.76	4.03
July 2024 Warrants	1,014,219	$10.72	4.53
Placement Agent Warrants	21,682	$22.75	4.08
Public Stockholders' Warrants	422,000	$287.50	2.82
Legacy SeaStar Inc. Warrants	1,957	$250.00	1.38

December 31, 2023	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Investor D Warrants	254,732	$12.50	4.65
Private Placement Warrants	229,520	$287.50	3.82
PIPE Investor Warrants	20,000	$287.50	3.82

Equity Classified Warrants
Public Stockholders' Warrants	422,000	$287.50	3.82
Legacy SeaStar Inc. Warrants	1,957	$250.00	2.38

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

July 2024 Warrants

As discussed in Note 8, as part of the Q3 2024 SPA, the Company issued the following warrants to purchase the Company’s common stock to certain institutional investors and the placement agent in July 2024:

•
July 2024 Investor Warrants - warrants to purchase 947,868 shares of the Company’s common stock with an exercise price of $10.55, expiring July 10, 2029.
•
July 2024 PA Warrants - warrants to purchase 66,351 shares of the Company’s common stock, with an exercise price of $13.1875, expiring July 10, 2029.

Investor E Warrants

As discussed in Note 8 as part of the Q1 2024 SPA, the Company issued the following warrants to purchase the Company’s common stock to Investor E in January 2024:

•
Pre-Funded Warrants - warrants to purchase 181,449 shares of common stock with an exercise price of $0.0001. The Pre-Funded Warrants had no expiration date and were exercisable commencing on the date of issuance and at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants were exercised in full during the quarter ended March 31, 2024.
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

Maxim Group LLC (“Maxim”) acted as the placement agent in connection with the transactions pursuant to the Placement Agency Agreement, dated January 26, 2024, by and between the Company and Maxim. On January 30, 2024, Maxim received warrants to purchase 21,682 shares of common stock covering a number of shares equal to 5% of the total number of shares of common stock sold in the Transactions. The PA Warrants became exercisable six months after the closing and will expire on January 30, 2029. The PA Warrants are exercisable at $22.83 per share.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined the Investor E and July 2024 Warrants meet the conditions for equity classification and are included on the consolidated balance sheets as a component of stockholders’ equity (deficit).

Investor D Warrants

As disclosed in Note 8, the following summarizes warrants issued in connection with the Original and Amended Investor D SPA during the year ended December 31, 2023:

•
On March 15, 2023, as part of the issuance of the First Investor D Note, 13,134 warrants were issued with an exercise price of $74.25 per share.
•
On May 12, 2023, as part of the issuance of the Second Investor D Note, 8,756 warrants were issued with an exercise price of $74.25 per share.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

•
On August 7, 2023, as part of the Letter Agreement, 19,061 warrants were issued with an exercise price of $5.00 per share. Also on August 7, 2023, as part of the issuance of the first tranche of the Third Investor D Note, 29,552 Convertible Note Warrants were issued with an exercise price of $5.00 per share.
•
On August 30, 2023, as part of the issuance of the second tranche of the Third Investor D Note, 29,552 warrants were issued with an exercise price of $5.00 per share.
•
On September 26, 2023, as part of the issuance of the third tranche of the Third Investor D Note, 29,552 warrants were issued with an exercise price of $5.00 per share.
•
On November 27, 2023, as part of the issuance of the fourth tranche of the Third Investor D Note, 29,552 warrants were issued with an exercise price of $5.00 per share.
•
On December 11, 2023, in connection with the Second Amended Investor D SPA, and as a result the Fourth Investor D Note, the Company issued two warrants, each to purchase up to 21,108 shares of common stock with an exercise price of $350.00 per share.
•
The Company, in conjunction with additional borrowing of convertible debt related to the Second Amendment to the Investor D SPA on January 12, 2024 and January 24, 2024, issued warrants to purchase up to 5,277 and 15,831 shares of common stock, respectively, with an exercise price of $350.00 per share, and additional warrants to purchase up to 5,277 and 15,831 shares of common stock, respectively, with an exercise price of $350.00 per share.
•
The Company, in conjunction with additional borrowing of convertible debt related to the Second Amendment to the Investor D SPA on January 12, 2024 and January 24, 2024, issued warrants to purchase up to 5,277 and 15,831 shares of common stock, respectively, with an exercise price of $350.00 per share, and additional warrants to purchase up to 5,277 and 15,831 shares of common stock, respectively, with an exercise price of $350.00 per share.

The Investor D Warrants expired five years from their issuance date and contained cashless exercise provisions. The Company did not have the ability to redeem the warrants.

In 2024, 17,025 of the Investor D Warrants were converted into shares at an exercise price of $5.00. All remaining Investor D Warrants issued in connection with the Investor D SPA were exchanged for a short-term note payable of approximately $0.5 million on June 28, 2024, eliminating all Investor D Warrants, and recognizing a gain of approximately $1.3 million.

The Investor D Warrants were determined to be liability classified. The initial fair value of the convertible note warrants was determined using a Black-Scholes option pricing model, which considers variables such as estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which was five years. Subsequent changes in fair value were recognized through earnings at each reporting period end-date or settlement date.

Legacy SeaStar Inc. Warrants

Prior to the Business Combination, the Predecessor had outstanding warrants to purchase shares of the Predecessor’s preferred stock which had been issued in conjunction with various debt financings. Upon effectiveness of the Business Combination, 2,318 outstanding warrants were converted into 2,789 warrants to purchase common stock of SeaStar Medical Holding Corporation (“Legacy SeaStar Inc. Warrants”) at their previous exercise prices.

Public Stockholders’ Warrants

As part of LMAO’s initial public offering, under the Warrant Agreement dated as of January 25, 2021 and, prior to the effectiveness of the Business Combination, LMAO issued 414,000 warrants each of which entitled the holder to

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

purchase one share of common stock at an exercise price of $287.50 per share (“Public Stockholders’ Warrants”). Upon the effectiveness of the Business Combination, the outstanding Public Stockholders’ Warrants automatically converted into warrants to purchase common stock of the Company.

The Company has the ability to redeem outstanding Public Stockholders’ Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.25 per warrant, provided that the last reported sales price of our common stock equals or exceeds $450.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and the like) for any 20 trading days within a 30 day trading-day period.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, LMAO completed the private sale of 229,520 million warrants each of which entitled the holder to purchase one share of common stock at an exercise price of $287.50 per share, to LMF’s sponsor (“Private Placement Warrants”).

Upon the effectiveness of the Business Combination, the outstanding Private Placement Warrants automatically converted into warrants of SeaStar Medical Holding Corporation.

The Company does not have the ability to redeem the Private Placement Warrants.

2022 PIPE Investor Warrants

On October 28, 2022, the Company entered into a Private Investment in Public Equity (“PIPE”) Agreement, pursuant to which the PIPE investors purchased an aggregate of 28,000 shares of common stock at $250.00 per share and received 28,000 PIPE Investor Warrants (“PIPE Investor Warrants”), which entitled the holder to purchase one share of common stock of SeaStar Medical Holding Corporation for $287.50 per share, for an aggregate purchase price of approximately $7.0 million.

Below is the warrant activity for the year ended December 31, 2024:

	Investor D Warrants	Investor E (January 2024) Warrants	July 2024 Warrants	Placement Agent Warrants	Private Placement Warrants	PIPE Investor Warrants	Public Stockholders' Warrants	Legacy Warrants
Outstanding as of December 31, 2023	254,732	—	—	—	229,520	20,000	422,000	1,957
Issuance	42,217	831,895	1,014,219	21,682	—	—	—	—
Exercised	(170,625)	(181,449)	—	—	—	—	—	—
Forfeited / cancelled	—	—	—	—	—	—	—	—
Exchanged for Investor D Note	(126,324)	—	—	—	—	—	—	—
Outstanding as of December 31, 2024	—	650,446	1,014,219	21,682	229,520	20,000	422,000	1,957

Note 11. Common Stock and Preferred Stock

As of December 31, 2024, the Company is authorized to issue 510,000,000 shares, consisting of (a) 500,000,000 shares of common stock and (b) 10,000,000 shares of preferred stock (the “Preferred Stock”). On November 26, 2024, the Company’s shareholders voted at a Special Meeting to reduce the authorized shares of common stock to 450,000,000. The change became effective on January 27, 2025.

Common stock

The charter of the Company (the “Charter”) provides the following with respect to the rights, powers, preferences, and privileges of the common stock.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

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

Preferred stock

The Charter provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional, or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. The Company has no preferred stock outstanding at December 31, 2024 or 2023.

Note 12. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023:

($ in thousands)
	2024	2023
Research and development	$157	$160
General and administrative (*)	730	292
Total	$887	$452

(*) - Includes approximately $72,000 in stock bonuses pursuant to the 2022 Omnibus Incentive Plan.

Equity incentive plan - summary

2022 Omnibus Incentive Plan

The Company’s Board of Directors adopted, and the shareholders approved the 2022 Omnibus Incentive Plan to provide long-term incentive for its employees and non-employee service providers. The vesting of stock options is stated in each individual grant agreement, which is generally either one or four years. Options granted expire 10 years after the date of grant.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

2019 Stock Incentive Plan

The Company’s Board of Directors adopted the 2019 Stock Incentive Plan on February 25, 2019, to provide long-term incentive for its employees and non-employee service providers. The Stock Incentive Plan was terminated on October 28, 2022, and no further awards were granted under such plan.

Stock Options

Option activity for the year ended December 31, 2024, is as follows:

2022 Omnibus Incentive Plan - Options

				Weighted
		Weighted		Average
		Average	Total	Remaining
		Exercise	Intrinsic	Contractual
($ in thousands)	Options	Price	Value	Life (Years)

Outstanding as of December 31, 2023	14,045	$46.00	$—	9.3
Exercised	—
Issued	—
Forfeited / cancelled	(931)
Outstanding as of December 31, 2024	13,114	$46.00	$—	8.5
Vested and exercisable as of December 31, 2024	13,114	$—	$—	8.5

2019 Stock Incentive Plan - Options

				Weighted
		Weighted		Average
		Average	Total	Remaining
		Exercise	Intrinsic	Contractual
($ in thousands)	Options	Price	Value	Life (Years)

Outstanding as of December 31, 2023	9,797	$46.00	$—	6.7
Exercised	—
Issued	—
Forfeited / cancelled	(980)
Outstanding as of December 31, 2024	8,817	$46.00	$—	5.9
Vested and exercisable as of December 31, 2024	8,503	$46.00	$—	5.9

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2024, is as follows:

2022 Omnibus Incentive Plan - RSUs

	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2023	9,361	$36.75
Granted	219,500
Vested	(9,183)
Forfeited / cancelled	(178)
Outstanding as of December 31, 2024	219,500	$5.09

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

2019 Stock Incentive Plan - RSUs

	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2023	3,698	$200.00
Granted	—
Vested	(2,529)
Forfeited / cancelled	(422)
Outstanding as of December 31, 2024	747	$200.00

Note 13. Commitments and Contingencies

License and distribution agreement

On December 27, 2022, the Company entered into a license and distribution agreement (“the Distribution Agreement”) with Nuwellis, Inc., appointing Nuwellis as the exclusive distributor to promote, advertise, market, distribute and sell the SCD in the United States. The Company received a potentially refundable upfront payment of $0.1 million on January 3, 2023. The Company also received milestone payments in the amount of approximately $0.5 million for obtaining FDA approval . The term of the Distribution Agreement was for three years. The Distribution Agreement was amended in December 2023, removing the potential to require refund of the $0.1 million up-front payment by licensee to the Company, while extending certain milestone payment owed to the Company upon certain regulatory achievements.

In May 2024, the Company provided notice to Nuwellis that Nuwellis had breached the Distribution Agreement and that the Distribution Agreement would terminate effective August 18, 2024. Nuwellis disputed the validity of the termination and on October 20, 2024, the Company entered into a confidential settlement agreement and release with Nuwellis, pursuant to which the Company agreed to pay Nuwellis an aggregate of $900 thousand, payable in three installments through December 31, 2024. The Company paid the first installment of $500 thousand on October 22, 2024, with the final payment of $0.2 million on December 31, 2024. As of December 31, 2024, the Company had fulfilled all of its obligations to Nuwellis.

Lease agreements

The Company is part of a membership agreement for shared office space and can cancel at any time, consisting of office space and new to 2024, dedicated space for warehousing and assembly of SCDs. Rent expense was approximately $43 thousand and $32 thousand for the years ended December 31, 2024 and 2023.

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

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

On July 5, 2024, Forrest A K Wells (the “Plaintiff”), a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the State of Colorado, captioned Wells v. SeaStar Medical Holding Corporation et al, Case No. 1:24-cv-0187 (D. Colorado) (the “Class Action”). The Class Action alleges that the Company, its Chief Executive Officer and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding the Company’s business and operations, allegedly culminating in the Company’s restatement of its consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. On March 4, 2025, the Plaintiff filed an amended complaint. The Company intends to vigorously defend the action.

On December 13, 2024, Jose Lazo, a purported stockholder of the “Company, filed a putative stockholder derivative action complaint captioned Lazo v. Schlorff et. al., C.A. No. 1:24-cv-3444 in the United States District Court for the District of Colorado (the “Derivative Action”). The factual allegations of the Derivative Action are substantially similar to the Class Action. On January 30, 2025, upon joint motion of the parties, the Court stayed the Derivative Action pending the Court’s resolution of an anticipated motion to dismiss to be filed in the Class Action.

Note 14. Fair Value Measurements

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

Fair Value Measurement Hierarchy

The following table presents the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023, by level withing the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets or goodwill which can require non-recurring measurements for impairment.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

		Fair Value Measurements at December 31, 2024
	Fair Value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Liability classified warrants	$33	$—	$—	$33
	$33	$—	$—	$33

		Fair Value Measurements at December 31, 2023
	Fair Value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes	$4,179	$—	$—	$4,179
Liability classified warrants	2,307	—	—	2,307
Total	$6,486	$—	$—	$6,486

Summary of Level 3 Input Changes

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the years ended December 31, 2024 and 2023 (in thousands):

	Forward Purchase
	Agreement
	Derivative		Liability Classified
Level 3 Rollforward ($ in thousands)	Liability	Convertible Notes	Warrants
Balance January 1, 2023	$10,211	$—	$587
Additions	—	4,855	3,325
Payments	—	(400)	—
Shares issued as payments	(11,519)	(10,411)	—
Changes in fair value	1,308	5,380	(545)
Warrant expense	—	4,949	—
Warrants exercised	—	—	(1,060)
Balance December 31, 2023	$—	$4,373	$2,307
Additions	—	501	586
Payments	—	(700)	—
Shares issued as payments	—	(4,922)	(3,107)
Changes in fair value	—	748	697
Exchange for short-term note payable	—	—	(450)
Balance December 31, 2024	$—	$—	$33

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

Liability Classified Warrants

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

Significant assumptions used in valuing warrants which require liability classification were as follows as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
	(&)	Minimum	Maximum
Expected volatility	130.00%	85.00%	90.00%
Equivalent term	2.825	4.04	4.65
Risk-free rate	4.27%	3.84%	3.90%
Dividend yield	0.00%	0.00%	0.00%
Stock price	$1.94	$0.44	$0.44
Strike price	$287.50	$0.50	$11.50

(&) - the only liability classified warrants that were outstanding as of December 31, 2024, were the Private and PIPE warrants. These warrants are valued using the same inputs into a black-scholes standard option pricing model and therefore, there is no range of inputs.

Note 15. Income Taxes

The Company recorded approximately $3 thousand and $0 of current income tax expense for the years ended December 31, 2024 and 2023, respectively.

The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Federal tax at statutory rate	21.00%	21.00%
State income tax	(3.12)%	3.26%
R&D tax credit	0.79%	0.65%
Stock compensation expense	(0.07)%	(0.26)%
Interest on convertible notes	0.00%	(0.87)%
Unrealized gains and losses, net, for liability classified warrants	(0.59)%	0.29%
Unrealized gains and losses, net, for convertible debt	(5.20)%	(8.24)%
Realized gains and losses, net, for extinguishment of convertible debt	0.00%	(2.09)%
Adjustment to prior period federal deferred tax assets	(0.38)%	4.55%
Non-deductible expenses	(0.03)%	(0.02)%
Other	(0.68)%	0.00%
Change in valuation allowance	(11.72)%	(18.27)%
Total effective income tax rate	0.00%	0.00%

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

Significant components of deferred tax assets for federal and state income taxes were as follows:

	December 31,	December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Net operating losses	$23,936	$21,911
Finance charges and origination fees	133	602
Accrued compensation	314	232
Stock-based compensation	47	83
Section 174 research and development capitalization	2,771	1,642
Capitalized start-up fees	209	231
Tax credits	1,103	903
Total deferred tax assets	28,513	25,604
Valuation allowance	(28,513)	(25,604)
Net deferred tax assets	$—	$—

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2024 and 2023, the net increase in the valuation allowance was approximately $2.8 million and $4.8 million, respectively.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $108.4 million and $106.5 million, respectively, of which approximately $55.3 million of federal net operating loss carryforwards post 2017 will be carried forward indefinitely. The remaining $52.8 million of federal net operating loss carryforwards begin expiring in 2027. The Company has also generated approximately $8.9 million of net operating loss carryforwards in California in 2019 and carryforward for 20 years, $2.9 million of Florida net operating losses that carryforward indefinitely; $4.5 million of Illinois net operating loss carryforwards that carryforward for 20 years and $1.3 million of net operating loss carryforwards in Virginia that carryforward indefinitely. The Company has not used any net operating loss carryforwards to date.

The Company has not claimed any federal or state Research Credit carryforwards pre-2022. The Company believes that the Company has qualified research activities and qualified research expenses, but missed claiming the R&D credits in prior years. The tax provision reports no pre-2022 R&D credit carryforwards, consistent with the tax return filings through 2021. The Company will record R&D credit deferred tax assets (and the related valuation allowance) if/when the Company amends prior year tax filings to claim R&D credits.

The Company had federal energy credit carryforwards of approximately $0.6 million as of December 31, 2024 and 2023, which will expire starting in 2027 if not utilized. The Company has federal research and development credit carryforwards of approximately $0.5 million and $0.3 million as of December 31, 2024 and 2023, respectively, which will expire starting in 2042 if not utilized.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, the Company’s ability to use net operating losses (“NOL”) and research tax credit carryforwards to offset future taxable income may be limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of NOL and research tax credit carryforwards available to offset future taxable income and income tax liabilities in future years may be significantly restricted or eliminated. Further, deferred tax assets associated with such NOLs, and research tax credits could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382.

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, the 2019 to 2024 tax years remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement.

Uncertain Tax Benefits

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. As of December 31, 2024, the Company has approximately $0.9 thousand of uncertain tax benefits, all of which are accounted for as contra deferred tax assets. The following schedule provides the roll forward of the Company’s uncertain tax positions in 2024:

($ in thousands)	Uncertain Tax Position
Balance as of December 31, 2023	$110
Increase due to previously unrecognized tax benefits from prior years	749
Increase due to current year unrecognized tax benefits	85
Balance as of December 31, 2024	$944

The increase in the prior year uncertain tax position relates to Colorado net operating losses as it is more likely than not that the Colorado apportionment percentage was overstated in prior years. The Company has no accrued interest related to the uncertain tax benefits. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months as of December 31, 2024.

Note 16. Net Loss Per Share

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	2024	2023

Investor E (January 2024) warrants	650,446	—
July 2024 Warrants	1,014,219	—
Placement Agent warrants	21,682	—
Public Stockholders̕ warrants	422,000	414,000
Private Placement warrants	229,520	229,520
PIPE Investor warrants	20,000	28,000
Legacy warrants	1,957	2,789
Convertible Note warrants	—	106,493
Options to purchase common stock	21,617	20,178
Unvested restricted stock units	220,247	10,261
Total	2,601,688	811,242

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

($ in thousands except share and per share amounts)	2024	2023
Net loss	$(24,830)	$(26,232)
Weighted-average shares outstanding - basic and diluted	3,743,554	866,813
Basic and diluted net loss per share	$(6.63)	$(30.26)

Note 17. Segment Reporting

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had a total of 19 employees at December 31, 2024, and total assets of $4.7 and $3.5 million, as of December 31, 2024 and 2023, respectively.

For segment reporting purposes, the CODM uses operating profit/(loss) to evaluate segment performance and allocate resources. As a Company that only recently began limited commercial sales of QUELIMMUNE, the CODM is primarily focused on evaluating the overall spending for research and development activities needed to fund further development of the SCDs, and general and administrative activities incurred to support the research and development activities of the Company. Accounting policies associated with the Company’s sole segment are the same as those described in Note 1.

All of the Company’s sales are located within the United States. As of the date of this report, the Company has obtained regulatory approval for commercial sales in the U.S. of QUELIMMUNE from the FDA. The Company does not have any inter-entity sales or transfers.

The following table represents the Company’s sole segment’s operating results for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023

Net Revenue	$135	$—
Cost of goods sold	—	—
Gross profit	$135	$—
Operating expenses
Research and development	9,105	5,973
General and administrative	8,872	8,237
Total operating expenses	$17,977	$14,210
Loss from operations	$(17,842)	$(14,210)
Non-operating expenses (*)	(6,985)	(12,022)
Net loss before taxes	$(24,827)	$(26,232)

(*) - Non-operating expenses consist of interest expense, interest income, and gains and losses from changes in the fair value of liability classified financial instruments such as warrants and convertible debt.

Note 18. Subsequent Events

At-the-Market Offering

From January 2, 2025 through January 30, 2025, the Company raised approximately $0.9 million gross proceeds ($0.9 net of offering fees) from the sale of 483,755 shares of the Company’s common stock through its At-the-Market offering

SeaStar Medical Holding Corporation

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

program. As a result of the February 3, 2025 registered direct offering (see below), the Company cannot sell any shares under the At-the-Market offering program for a period of 60 days from the February 3, 2025. Since the initial shelf-registration in August 2024, the Company has, as of the date of this filing, raised approximately $5.5 million gross proceeds under the At-the-Market offering program, issuing approximately 2.3 million shares, for net proceeds of approximately $5.3 million.

February 2025 Registered Direct Offering

On January 31, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company issued to the Purchaser, (i) in a registered direct offering, 713,000 shares of the Company’s common stock (the “Shares”), par value $0.0001 per share (“Common Stock”), and pre-funded warrants to purchase 2,816,412 shares of Common Stock with an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase 3,529,412 shares of Common Stock (the “Common Warrants”) with an exercise price of $1.70. Such registered direct offering and concurrent private placement are referred to herein as the “February 2025 Transaction.” The offering was made without an underwriter or a placement agent and we are not paying underwriting discounts or commissions. We were required to pay to H.C. Wainwright & Co. a cash fee equal to 7.0% of the aggregate gross proceeds in this offering and issue Wainwright warrants to purchase 247,059 shares of Common Stock at an exercise price of $2.125 per share (the “Placement Agent Warrants’). The Company received aggregate gross proceeds from the February 2025 Transaction of approximately $6.0 million, before deducting estimated offering expenses payable by the Company.

Nasdaq Decision Letter

As disclosed in a current report on Form 8-K on March 13, 2025, on March 11, 2025, the Company received a decision letter (the “Letter”) from the Nasdaq Hearings Panel (the “Panel”), granting the Company’s request to continue its listing on The Nasdaq Stock Market (“Nasdaq”), subject to certain conditions. The Panel’s decision provides the Company with an exception until June 22, 2025, to demonstrate compliance with Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”), which requires a Market Value of Listed Securities of at least $35 million. The Panel reviewed the Company’s compliance plan, which includes the continuation of fund-raising efforts that began in 2024, and strategies for achieving long-term compliance with the MVLS Rule. As part of the conditions outlined in the Panel’s decision, the Company is required to, on or before June 22, 2025:

•
file a public disclosure describing the transactions undertaken to increase its equity and providing an indication of its equity following those transactions, and
•
provide the Panel with an update on its fundraising plans and updated income projections for the next 12 months, with all underlying assumptions clearly stated.

The Company is taking steps to address the conditions outlined in the Letter and remains confident in its ability to meet all applicable requirements within the specified timeframes.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

Remediation of Previously Identified Material Weaknesses

As previously disclosed in the Annual Report to Form 10-K filed April 16, 2024, we identified material weaknesses in our internal controls over financial reporting as of December 31, 2023, which related to a deficiency in the design and operation of our financial accounting and reporting controls. As noted at the time, we strengthened the accounting team in early 2024 with the hiring of an experienced Chief Financial Officer and Controller, as well as adding additional resources for our accounting and finance function.

The results of those efforts allowed us to overhaul the entire design and implementation of internal controls during 2024. These efforts included the following:

•
Identification and documentation of all processes that impacted our internal controls over financial reporting, including new processes that arose as we transitioned into commercial and fulfillment activities.

•
Prepared a corporate wide risk assessment to evaluate where there were new controls necessary to mitigate those risks, as well as evidence were existing controls were in place to mitigate identified risks.
•
Documented and implemented new entity-level controls.
•
Designed and implemented new process-level and monitoring controls necessary to mitigate identified risks.
•
Upgraded systems, IT resources and information technology general controls to remediate certain segregation of duty risks.
•
Implemented the controls during 2024 such that we could demonstrate the operating effectiveness of these controls.
•
As a result of these efforts, our management concluded that, as of December 31, 2024, the material weaknesses have been remediated.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs and management’s knowledge of and interaction with our controls. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 25, 2025, Allan Collins, a member of our Board, notified us that he would be resigning from his position, effective as of March 25, 2025. Mr. Collins’ decision to resign was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees in connection with their work for us.

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the Internet address and location specified above.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) For a list of the financial statements included herein, see Index to the consolidated financial statements on page 74 of this Annual Report, incorporated into this Item by reference.

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

3.3

Second Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the registrant on June 7, 2024).

3.4**	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation.
3.5	Second Amended and Restated Bylaws of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the registrant on April 18, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on November 4, 2022).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Form 8-K filed by the registrant on November 3, 2022).
4.3	Description of Securities
4.4	Form of Series A Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K dated January 30, 2024).
4.5	Form of Series B Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 of Form 8-K dated January 30, 2024).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the registrant on July 11, 2024).
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the registrant on July 11, 2024).
4.8	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 3, 2025).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the registrant on February 3, 2025).
4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed by the registrant on February 3, 2025).
10.1	Amended and Restated SeaStar Medical Holding Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Appendix A to Proxy Statement filed by the registrant on May 3, 2024).
10.2	SeaStar Medical Holding Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Annex E to Form S-4 filed by the registrant on May 16, 2022).
10.3+	Employment Agreement, dated January 10, 2024, by and between the Company and David Green (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 11, 2024).
10.4

Warrant Redemption Agreement, dated June 28, 2024, by and between SeaStar Medical Holding Corporation and an institutional investor (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on July 2, 2024).

10.5	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on July 11, 2024).
10.6

At The Market Offering Agreement, dated August 20, 2024, by and between SeaStar Medical Holding Corporation, and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on August 21, 2024).

10.7	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on February 3, 2025).

19.1**	SeaStar Medical Holding Corporation Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 8-K filed by the registrant on November 4, 2022).
23.1**	Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year ended December 31, 2024
24.1**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SeaStar Medical Holding Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of Form 10-K/A filed by the registrant on April 26, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SeaStar Medical Holding Corporation

Date: March 27, 2025	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2025	By:	/s/ David Green
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

Name	Title	Date

/s/ Eric Schlorff Eric Schlorff	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025

/s/ David Green David Green	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025

/s/ Rick Barnett Rick Barnett	Chairman of the Board of Directors	March 27, 2025

/s/ Jennifer A. Baird Jennifer A. Baird	Director	March 27, 2025

/s/ John Neuman John Neuman	Director	March 27, 2025

/s/ Kenneth Van Heel Kenneth Van Heel	Director	March 27, 2025

/s/ Bernadette N. Vincent Bernadette N. Vincent	Director	March 27, 2025