Form 10-K/A
period 2024-12-31
SeaStar Medical Holding Corp
filed 2025-04-23
CIK 1831868

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 28, 2024, was $23.9 million

The number of shares of Registrant’s Common Stock outstanding as of April 16, 2024, was 9,803,074.

EXPLANATORY NOTE

SeaStar Medical Holding Corporation (“SeaStar,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2024 (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025. (the “Original Form 10-K”). We are filing this Form 10-K/A to, among other things, present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G. (3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•
On the cover page, (i) to delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement for its 2025 annual meeting of stockholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided;
•
To present the information required by Part III of Form 10-K, which information we originally indicated in the Original Form 10-K would be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting;
•
To include in the exhibit index certain previously filed exhibits, including Exhibits 10.8 and 10.9 which were inadvertently omitted from the Original Form 10-K;
•
To correct dates on Exhibits 32.1 and 32.2, which due to a typographical error inadvertently misstated the covered periods; and
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

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Continuing Board of Directors

The following table sets forth, as of April 21, 2025, ages and titles of our executive officers and directors.

Name	Age	Position
Eric Schlorff	52	Chief Executive Officer and Class III Director
David Green	62	Chief Financial Officer
Kevin Chung, MD	52	Chief Medical Officer
Rick Barnett	65	Class I Director and Chairman of the Board
Jennifer A. Baird	57	Class II Director
Bernadette N. Vincent	66	Class II Director
Kenneth Van Heel	61	Class III Director
John Neuman	59	Class I Director

Directors

Eric Schlorff has served as a Director and the Chief Executive Officer of SeaStar since July 2019 and as Chief Operating Officer from March 2019 to July 2019. Mr. Schlorff also previously served as a Director of SeaStar from June 2016 to May 2019. From 1999 to 2019, Mr. Schlorff served in multiple roles at The Dow Chemical Company in Midland, Michigan and Indianapolis, Indiana. From June 2016 to February 2019, Mr. Schlorff served as Global Director of Alternative Investments for The Dow Chemical Pension Plan, and Global Finance Leader for Crop Protection & Seeds at Dow AgroSciences from June 2013 to June 2016. Additional leadership positions held by Mr. Schlorff include the Global Market Intelligence Leader at Dow AgroSciences, Global Financial Manager of Royalties at Dow AgroSciences, Senior Investment Manager of Alternative Investments at The Dow Chemical Company, New Business Development of Pharmaceuticals at The Dow Chemical Company, Global Financial Analyst within the New Businesses division at The Dow Chemical Company, and Global Financial Analyst within Dow AgroSciences at The Dow Chemical Company. We believe that Mr. Schlorff is well-qualified to serve on the Board due to his intimate knowledge of our business operation, including the scientific basis, regulatory requirements and sales and marketing channels of the SCD products, as well as his extensive experience in financial planning and managing large and complex organizations.

Rick Barnett has served as a Director of SeaStar since January 2021. Mr. Barnett served as President, Chief Executive Officer and Board Member of Satellite Healthcare, Inc. from 2014 to February 2021. Mr. Barnett has served as the Chairman of the Strategic Planning Committee, as well as a member of the Finance, Quality, Risk/Compliance, and Governance/Compensation committees for Satellite Healthcare, Inc. Mr. Barnett has served on the CutisCare, Inc. Board of Directors since 2021 and is a member of the Strategy and Audit Committee. CutisCare Inc. focuses on innovative approaches to wound care. Mr. Barnett also joined the Boards of Nephrosant and Laugh M.D. in the last year. Mr. Barnett has served a term as Chair of the Board of Directors of the National Kidney Foundation—Northern California, Pacific Northwest & NV Region, and as a Board Member since 2018, where he served as a member of the Nominating, Strategic Partnerships, and Membership committees. He also served as Chair of the Board of Directors for the West Coast Sourcing Solutions, a product procurement company, from 2011 to 2014. From 2009 to 2014, Mr. Barnett served as a Senior Vice President of VHA, Inc., a purchasing cooperative for community-owned, nonprofit healthcare institutions. From 2006 to 2008, Mr. Barnett served as General Partner & Board Member of North State Surgery Centers, LLC, an ambulatory surgical clinic center. From 2005 to 2009, Mr. Barnett served as Chair of the Board of Directors of the Hospital Council of Northern California—Northern Sierra Section, a non-profit hospital and health systems trade association. Mr. Barnett received the Corporate Director certification from NACD in 2021. We believe that Mr. Barnett is well-qualified to serve on the Board due to his extensive expertise and skills in hospital operations, risk and compliance management, which will enhance and expand the Board’s oversight capabilities over the Company’s strategic directions in a complex healthcare market.

Jennifer Baird has served as a Director of SeaStar since June 2024. Since 2023, Ms. Baird has served as the Executive Chair of the Board of Directors for Culturewell, Co., an organization that delivers actionable insights for healthcare infection prevention through environmental sampling testing and germ risk assessments. From 2017 to 2022, Ms. Baird founded and served as the Chief Executive Officer of Fifth Eye Inc., an FDA-regulated software medical device company developing and commercializing healthcare-related clinical algorithms and predictive analytics using steaming physiologic parameter inputs (acquired by Airstrip Technologies, Inc.). From 2010 to 2017, Ms. Baird was the Chief Executive Officer of Accio Energy, Inc., an organization that focused on developing transformational renewable energy technology. In addition, Ms. Baird has co-founded other healthcare-based companies, including Accuri Cytometers, Inc. (acquired by Becton Dickinson) and Sonetics Ultrasound, Inc. Ms. Baird served in Chief Executive Officer-Director roles for each of Fifth Eye, Inc., Accio Energy, Inc., Accuri Cytometers Inc., and Sonetics Ultrasound, Inc. Ms. Baird has served as a director for Hope Clinic, a nonprofit, since 2009. Ms. Baird has a Bachelor of Arts in Organizational Psychology/Leadership from the University of Michigan and a Master of Business Administration from Kellogg Graduate School of Management Northwestern University. Ms. Baird became NACD Directorship Certified® in 2025. We believe that Ms. Baird is well-qualified to serve on the Board due to her leadership, management, and executive experience and that her service will enhance the ability of the Board to provide effective support and oversight of the Company’s operations.

Bernadette Vincent has served as a Director of SeaStar since June 2024. Ms. Vincent is currently CEO of WC Operations, LLC, (d.b.a., Winners Circle Group), a start-up behavioral health organization that serves foster children and adolescents. She has also serviced on the Board of WC Operations, LLC since 2024. Ms Vincent served in various roles at Satellite Healthcare Inc., a national non-profit kidney care company offering treatment options education, applied pragmatic research and clinical trials, and chronic, home and acute dialysis therapies, including as President & Chief Operating Officer from 2021 to 2023, as Chief Operating Officer from 2020 to 2021, and as Chief Field Operations Officer from 2018 to 2020. Prior to that from 2015 to 2017, Ms. Vincent served in various divisions as Chief Operating Officer for Mednax, Inc., a national medical group providing multi-specialty physician and health system services company. Prior to that, Ms. Vincent served in various leadership roles with Fresenius Medical Care North America. She was Group Vice President from 2008-2014, overseeing Acute, Chronic and Home Dialysis operations over the southeastern part of the United States. She served as Vice President of Operations from 2006-2008 and was a selected to participate in several advanced leadership development programs at Harvard Business School and INSEAD. She also oversaw clinical trials throughout her regions for End Stage Kidney Disease Care Populations, working with the Research Division of Fresenius Medical Care. Ms. Vincent’s Board of Directors experience spanned from 2014-2023, where she served from 2018 to 2023, as a director for Satellite Healthcare Inc., serving on the Quality, Safety & Patient Experience; Government & Compensation, Executive & Strategy committees. Ms. Vincent served as a director for the National Kidney Foundation, California & Pacific Northwest chapter since 2021, and was Founder Board member for the Laureate Academy Charter School from 2014 to 2015, serving on the Finance Committee. Ms. Vincent holds a bachelors of science in Nursing from Dillard University and Master of Business Administration from Pepperdine University. We believe that Ms. Vincent is well-qualified to serve on the Board due to her industry expertise and experience, and that she will provide valuable insight and knowledge to the Company’s operations.

Kenneth Van Heel has served as a Director of SeaStar since 2021 and previously served as a Director from 2011 to 2015. Mr. Van Heel has also served as Chief Executive Officer at Motorcity Systems, a software provider in the trucking and transportation industry, since November 2021. Since June 2012, Mr. Van Heel has also served as a Director and Advisor at Gantec, Inc., a biotechnology company for agricultural products through April 2025. Prior to joining Motorcity Systems, Mr. Van Heel served in various roles at The Dow Chemical Company. At The Dow Chemical Company, from 2016 to 2021, Mr. Van Heel served as the Global Director of Strategic Planning; from 2012 to 2016, Mr. Van Heel served as the Director of Alternative Investments and CIO Canadian Pension Plan; from 2006 to 2016, Mr. Van Heel served as Director of Alternative Investments; from 2003 to 2006, Mr. Van Heel served as the Senior Manager of Private Equity; from 2000 to 2003, Mr. Van Heel served as the Manager of Dow Corporate Venture Capital; and from 1986 to 2000, Mr. Van Heel held various positions within the Ventures and Business Development division. We believe that Mr. Van Heel is well-qualified to serve on the Board due to his extensive and deep experience in venture capital investment, financial analysis and reporting, risk management, strategic planning, and public company operations, as well as his expertise and skills in working with companies in the medical device and healthcare industries, which will provide valuable oversight and guidance to our governance.

John Neuman has served as a Director of SeaStar since June 2024. Mr. Neuman, retired from Dow Chemical Company (“Dow”) in 2023 following 30 years of service. He retired as Vice President of Global Financial Accounting at Dow, directing a global team of more than 350 team members. His organization was responsible for ensuring efficient and accurate financial accounting and reporting for a network of more than 400 legal entities across the globe including preparing the financial filings with the U.S. Securities and Exchange Commission. Additionally, Mr. Neuman provided oversight and direction for Corporate Controllers and for Mumbai Global Accounting. He joined Dow in 1993, and held various positions in Finance, including roles in corporate auditing, corporate controllers, business finance and controllers. His business finance role included a five-year international assignment in Switzerland. His tenure at Dow included finance integration and reporting responsibilities for several M&A transactions, including the Rohm & Haas and Dow Corning acquisitions and the DowDuPont merger. Prior to joining Dow, Mr. Neuman worked as an audit manager for Deloitte & Touche LLP. He holds a degree in accounting from Michigan State University, is a CPA, and has served as a member of the MSU External Advisory Board for the Department of Accounting and Information Systems. We believe that Mr. Neuman is well-qualified to serve on the Board due to his extensive expertise in financial accounting, corporate governance, financial risk management, and strategic opportunities, as well as his proven track record of executing investment and business strategies for public companies, which will contribute to the Board’s ability to effectively manage our growth and commercial plans.

Executive Officers

Eric Schlorff See “ – Directors” for the biography of Eric Schlorff who serves as the Chief Executive Officer and as a Class III Director.

David Green has served as the Chief Financial Officer of SeaStar since January 2024. Prior to joining the Company, Mr. Green served as Chief Financial Officer of BlackSwan Vascular, Inc. and LamaMed Solutions, Inc., related medical device development companies, from May 2021 to January 2024. Mr. Green served as Interim Chief Financial Officer of Prolacta Biosciences, Inc., a private company providing specialized nutrition products to critically ill premature infants, from September 2021 to October 2022. From December 2017 to March 2021, Mr. Green was Chief Financial Officer at Aytu BioSciences, Inc., a Nasdaq listed pharmaceutical and medical device manufacturer and marketer. Mr. Green served as Chief Accounting Officer at Intarcia Therapeutics, Inc., a venture backed biopharmaceutical company engaged in late stage clinical development, from May 2016 to February 2017. Prior to Intarcia Therapeutics, Mr. Green held various CFO and consulting roles for SEC reporting and privately held life science companies. Mr. Green was a founding member of Ernst & Young’s Palo Alto Center for Strategic Transactions, where he advised the firm’s clients on using strategic transactions to accelerate growth. Mr. Green earned a Bachelor of Science from the State University of New York, and a Master of Business Administration from the University of Rochester. Mr. Green is a Certified Public Accountant.

Kevin Chung, MD has served as the Chief Medical Officer of SeaStar since July 1, 2022. Dr. Chung served as a professor in the Department of Medicine at the Uniformed Services University of the Health Sciences from 2016 to 2022, and as Chair of the Department of Medicine since 2018. From 2014 to 2020, Dr. Chung served as Critical Care Consultant to the U.S. Surgeon General. From 2016 to 2018, Dr. Chung served as Department of Medicine Chief at the Brooke Army Medical Center. From 2015 to 2016, Dr. Chung served as Director of Research at the US Army Institute of Surgical Research, and as Task Area Manager, Clinical Trial from 2012 to 2015. From 2006 to 2013, Dr. Chung served as Medical Director, Burn Intensive Care Unit at the US Army Burn Center. Dr. Chung is a retired army colonel and holds medical licenses in Texas and Maryland.

Corporate Governance

General

Our Board has adopted a Code of Business Conduct and Ethics, and charters for our Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters and our Code of Business Conduct and Ethics in the “Governance” section under “Governance Documents” of our investor relations page of our website located at investors.seastarmedical.com.

Board Composition

Our Board currently consists of six members: Rick Barnett; John Neuman; Jennifer Baird; Bernadette Vincent; Eric Schlorff; and Kenneth Van Heel. As set forth in our Charter, the Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Charter provides that the authorized number of directors may be fixed from time to time by the Board, except as otherwise provided for or fixed relating to the rights of the holders of any series of Preferred Stock to elect additional directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of the total voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, executive officers and employees. The Code of Business Conduct and Ethics is available on our website at https://investors.seastarmedical.com/governance/governance-documents/. The Company will disclose any amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted an Insider Trading Policy governing transactions in our securities by our directors, employees, contractors, consultants, and other personnel providing services to us, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. While the Company has not adopted a formal policy governing insider trading restrictions on the Company itself, as a matter of practice the Company generally observes the same procedures and restrictions, including the potential existence of material non-public information, with respect to transactions by the Company in its securities, including repurchases of common stock.

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

Attendance by Members of the Board at Meetings

As of December 31, 2024, the Board held 13 meetings of the Board. During the fiscal year ended December 31, 2024, except for Rick Russell and Bruce Rodgers, whose terms as directors expired on June 4, 2024, each director attended at least 75% of the aggregate of (i) all meetings of the Board and (ii) all meetings of the committees on which the director served during the period in which he or she served as a director.

Each director is expected to spend the time and effort necessary to properly discharge his or her responsibilities. Accordingly, a director is expected to attend all meetings of the Board and meetings of the committees on which the director sits (including separate meetings of the independent directors), with the understanding that, on occasion, a director may be unable to attend a meeting. We do not maintain a formal policy regarding director attendance at the Annual Meeting; however, we encourage our directors to attend the Annual Meeting.

Committees of the Board

Our Board has established three standing committees—Audit, Compensation, and Nominating and Corporate Governance—each of which operates under a written charter that has been approved by our Board.

The members of each of the Board committees and committee Chairpersons are set forth in the following chart.

Name	Audit	Compensation	Nominating and Corporate Governance
Rick Barnett		X	Chair
John Neuman	Chair		X
Jennifer Baird	X	Chair
Bernadette Vincent		X
Kenneth Van Heel	X		X

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

Our Audit Committee currently consists of John Neuman, Jennifer Baird and Kenneth Van Heel, with Mr. Neuman serving as chair of the Audit Committee. Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Nasdaq rules require that our audit committee must be composed entirely of independent members. Each of John Neuman, Jennifer Baird and Kenneth Van Heel meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of the Nasdaq listing standards. In addition, the Board determined that John Neuman qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Following completion of the Annual Meeting, we expect John Neuman, Jennifer Baird, and Kennith Van Heel to continue to serve as members of the Audit Committee, with Mr. Neuman serving as the chair of the Audit Committee.

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

Our Compensation Committee currently consists of Jennifer Baird, Rick Barnett and Bernadette Vincent, with Ms. Baird serving as the chair of the Compensation Committee. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Following the completion of the Annual Meeting, we expect Jennifer Baird, Rick Barnett, and Bernadette Vincente to continue to serve as members of the Compensation Committee, with Ms. Baird serving as the chair of the Compensation Committee.

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

Our Nominating and Corporate Governance Committee currently consists of Rick Barnett, John Neuman and Kenneth Van Heel, with Mr. Barnett serving as the chair of the Nominating and Corporate Governance Committee. Following the completion of the Annual Meeting, we expect Richard Barnett, John Neuman and Kenneth Van Heel to continue to serve as members of the Nominating and Corporate Governance Committee, with Mr. Barnett serving as the chair of the Nominating and Corporate Governance Committee.

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

To our knowledge, based solely on our review of such reports filed on EDGAR and the written representations of reporting persons, we believe that for the year ended December 31, 2024, all required reports were filed on a timely basis under Section 16(a), except for the following:

•
David Green, filed on September 9, 2024, reporting one transaction that occurred on April 12, 2024.
•
David Green, filed on September 9, 2024, reporting two transactions that occurred on April 18, 2024 and August 30, 2024.
•
Bernadette Vincent, on December 3, 2024, reporting one transaction that occurred on November 13, 2024.

•
Jennifer Baird, on December 3, 2024, reporting one transaction that occurred on November 13, 2024.
•
John Neuman, on February 27, 2025, reporting four transactions that occurred on June 16, 2024, June 17, 2024, August 15, 2024 and December 11, 2024.

Item 11. Executive Compensation.

Overview

This section discusses the material components of the executive compensation program for SeaStar’s executive officers who are named below. As aa smaller reporting company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and our two other most highly compensated executive officers.

In 2024, SeaStar’s chief executive officer and its two other executive officers, referred to collectively as SeaStar’s “named executive officers,” were as follows:

•
Eric Schlorff, Chief Executive Officer
•
David Green, Chief Financial Officer
•
Kevin Chung, MD, Chief Medical Officer

2024 Compensation of Named Executive Officers

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, SeaStar seeks to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. As a result of the financial constraints on the Company’s cash during 2023, a portion of the base salaries for our executive officers and other employees was paid in shares of our Common Stock. Please see the “Salary” column in the “Summary Compensation Table for Fiscal Years 2024 and 2023” below for the base salary amounts received by the named executive officers in fiscal 2024 and 2023.

Long-Term Equity Incentive Awards

To further focus SeaStar’s named executive officers on its long-term performance, SeaStar may grant equity compensation in the form of stock options and restricted stock units. Restricted stock units and options were granted to Mr. Schlorff and Mr. Chung during the year ended December 31, 2023, and restricted stock units were granted to to Mr. Schlorff, Mr. Green, and Mr. Chung during the year-ended December 31, 2024. For more information, see “Summary Compensation Table for Fiscal Years 2024 and 2023,” “Outstanding Equity Awards at December 31, 2024,” and “Employee Benefit and Equity Compensation Plans” below.

Incentive Compensation

SeaStar periodically uses bonuses to incentivize and retain its employees, including its named executive officers. Please see the “Bonus” column in the “Summary Compensation Table for Fiscal Years 2024 and 2023” below for the bonus amounts received by the named executive officers in fiscal 2024.

SeaStar periodically enters into agreements to grant short- and long-term cash or stock incentive awards to its employees including its named executive officers to encourage achievement of certain performance goals. This includes incentive awards based on the achievement of certain business development, financing milestone, and exit event goals. In addition, SeaStar periodically awards its named executive officers annual bonuses from a discretionary bonus pool.

Timing of Certain Equity Awards

Equity awards are discretionary and are generally granted to our named executive officers upon approval at the March meeting of the Compensation Committee and Board of Directors each year. Awards to non-employee directors, if any, are generally granted following approval at the May meeting of the Compensation Committee and Board of Directors each year. However, depending on the availability of shares authorized under the 2022 Omnibus Incentive Plan, the approval, if any, or timing of the approval of grants could deviate from above. We did not grant any stock options, stock appreciation rights or similar awards under the 2022 Omnibus Incentive Plan in the period beginning four business days before the filing of a periodic report on Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information, and ending one business day after the filing or furnishing of such information. Our Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2024, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following table sets forth information for the years ended December 31, 2024 and 2023, regarding compensation awarded to or earned by SeaStar’s named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus (1) ($)	Stock Awards ($) (2)		Option Awards (3) ($)		Non-Equity Incentive Plan Compensation	Total ($)
Eric Schlorff Chief Executive Officer	2024	$420,000		$—	$142,350	(4)	—		$—	$562,350
	2023	$420,000		$—	$97,863	(8)	$120,097	(7)	$—	$637,960
David Green Chief Financial Officer	2024	$363,702	(6)	2,800	395,650	(5)	—		—	762,152

Kevin Chung (6) Chief Medical Officer	2024	$350,000		$2,800	$32,850	(4)	$—		$—	$385,650
	2023	$350,000		$—	$65,242	(8)	$80,065	(7)	$—	$495,307

(1)
Amounts reflect a one-time holiday bonus of approximately $2,800 provided to all employees except for the Chief Executive Officer.
(2)
Amounts reflect the grant date fair value of restricted stock units granted in each reported fiscal year calculated in accordance with FASB ASC Topic 718, without taking into account any estimated forfeitures related to service-vesting conditions. The grant date fair value was determined using the closing share price of the Corporation's common stock on the date of grant. For information regarding assumptions underlying the valuation of equity awards, see Notes 2 and 12. to SeaStar’s audited financial statements appearing in the 2024 Annual Report.
(3)
Amounts reflect the grant date fair value of options granted in 2023 calculated in accordance with FASB ASC Topic 718, without taking into account any estimated forfeitures related to service-vesting conditions. SeaStar’s named executive officers will only have a benefit to the extent the fair market value of its Common Stock is greater than the exercise price of such stock options. For information regarding assumptions underlying the valuation of equity awards, see Notes 2 and 12 to SeaStar’s audited financial statements appearing in the 2023 Annual Report. These options have a one-year vesting period and became fully vested on April 6, 2024.
(4)
The restricted stock units granted in November 2024 vest in three equal annual installments of 33.33%, beginning on July 1, 2025, and the final installment on July 1, 2027.
(5)
These restricted stock units granted in April 2024 vest with respect to (i) twenty-five percent (25%) upon the completion of one (1) year of service from date of hire (January 10, 2024), and (ii) the balance of the units vest in a series of thirty-six successive equal monthly installments upon completion of each additional month of service over a thirty-six (36)-month period from the one-year anniversary of the hire date (January 10, 2024), subject to he terms of the award agreement.
(6)
Mr. Green commenced his employment with SeaStar on January 10, 2024.

(7)
The options granted on April 6, 2023, vested 100% upon the one (1) year anniversary date of the grant date, subject to the terms of the award agreement. The options expire on the ten-year (10) anniversary date from the grant date.
(8)
The restricted stock units granted on April 6, 2023, vested 100% upon the one (1) year anniversary date of the grant date, subject to the terms of the award agreement.

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

Mr. Schlorff’s employment agreement granted an option following the date of consummation of the Business Combination (the “Closing Date”) to purchase a number of shares of the Common Stock that, together with his existing equity (including restricted stock units covering shares of Common Stock and options to purchase shares of Common Stock) in the Company, equaled approximately 1.5% of the outstanding capital stock of the Company, determined on a fully-diluted basis, on the Closing Date, at an exercise price equal to the fair market value of the Company’s stock on the date of grant. Such option vest with respect to twenty-five percent (25%) of the option shares after twelve (12) months of service from the Closing Date and for the remaining option shares, on a pro rata basis over the following thirty-six (36) months of service. The employment agreement provides that upon a “Change in Control” (as defined in the agreement), all outstanding stock options will vest. All vested and outstanding stock options will remain exercisable for up to twelve months following a termination of Mr. Schlorff’s employment, other than for cause.

David Green

Mr. Green’s employment agreement governs the terms and conditions of his employment as the Chief Financial Officer of the Company. Mr. Green’s employment agreement entitles him to an annual base salary of $375,000 and the opportunity to participate in the executive bonus plan approved by the Compensation Committee. In addition, Mr. Green is eligible to receive an annual discretionary bonus of up to a maximum amount of 40% of his base salary, with the actual amount (if any) to be determined in the sole discretion of the Board based on a combination of factors, including the performance of the Company and Mr. Green individually. Mr. Green will also receive a grant of 450,000 restricted stock units under the Company’s equity incentive plan, 25% of which will vest on the first anniversary of his appointment, and the remaining 75% of which will vest monthly in thirty-six (36) equal monthly installments thereafter. Mr. Green also is eligible to participate in the benefit plans that are generally available to all Company employees.

Under the employment agreement, if Mr. Green is terminated by the Company without cause, he is entitled to receive continued base salary and health benefits continuation for up to twelve (12) months, offset by any compensation and benefits received from any subsequent employer during such period, subject to Mr. Green executing a general release. For purposes of Mr. Green’s employment agreement, “cause” means (i) executive’s commission of any act of fraud, embezzlement, dishonesty, or sexual harassment, (ii) executive’s refusal or failure to comply in any material respect with our written policies and procedures, (iii) executive’s unauthorized use or disclosure of our confidential information or trade secrets, or (iv) executive’s engagement in dishonesty, illegal conduct or misconduct, which is, in each case, materially injurious to the Company.

The employment agreement provides that upon a “Change in Control” (as defined in the agreement), all outstanding RSU awards will vest.

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

Cash Incentive Compensation

In December 2021, SeaStar Medical, Inc. entered into transaction bonus agreements with its named executive officers and certain of its directors, which provided for two long-term incentive bonuses: a business development bonus and an exit bonus. In connection with the Business Combination, an exit event bonus in the amount of $270,000 was paid to Mr. Schlorff.

Outstanding Equity Awards at December 31, 2023

The following table presents information regarding outstanding equity awards held by SeaStar’s named executive officers as of December 31, 2024.

	Option Awards (1)					Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Eric Schlorff	720	(3)	—	$250.00	3/1/2029	671	(6)
Chief Executive Officer	3,360	(4)	—	$13.25	2/20/2030	65,000	(7)
	3,989	(5)	—	$46.00	4/6/2033			$127,402

David Green	—					18,000	(8)
Chief Financial Officer	—
	—							$34,920

Kevin Chung	2,660	(5)	—	$46.00	4/6/2033	15,000	(7)
Chief Medical Officer	—		—	$—	—			$29,100

(1)
This column provides information pertaining to all outstanding stock options held by our named executive officers as of December 31, 2024. Stock options granted prior to 2021 were exercisable upon completion of six (6) months of service following the date of grant, subject to a repurchase right in favor of the Company which lapsed as the option vested. Stock options granted in 2021 were exercisable immediately, subject to a repurchase right in favor of the Company which lapsed as the option vested. Accordingly, the columns and footnotes below reflect the extent to which stock options held by our named executive officers were vested (as opposed to exercisable) as of December 31, 2024.
(2)
This column provides information pertaining to unvested restricted stock units held by our named executive officers as of December 31, 2024.
(3)
The option was granted on October 28, 2022, and vested with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from March 1, 2019 and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36)-month period measured from March 1, 2019. As of December 31, 2024, the option was fully vested and exercisable.
(4)
The option was granted on October 28, 2022, and vested with respect to (i) twenty-five percent (25%) of the shares upon completion of one (1) year of service measured from February 20, 2020, and (ii) the balance of the shares subject to the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36) month period measured from February 20, 2021. As of December 31, 2024, the option was fully vested and exercisable.
(5)
The option was granted on April 6, 2023, and became fully vested on April 6, 2024, the first anniversary of the date of grant.
(6)
The restricted stock units were granted on April 4, 2022, and vested with respect to (i) fifty percent (50%) of the units upon completion of one (1) year of service measured from April 21, 2022, and (ii) the balance of the units vest in a series of twenty-four (24) successive equal monthly installments upon completion of each additional month of service over the twenty-four (24) month period measured from April 21, 2022, subject to the terms of the award agreement.
(7)
The restricted stock units granted in November 2024 vest in three equal annual installments of 33.33%, beginning on July 1, 2025, with the final installment vesting on July 1, 2027.
(8)
These restricted stock units granted in April 2024 vest with respect to (i) twenty-five percent (25%) upon the completion of one (1) year of service from date of hire (January 10, 2024), and (ii) the balance of the units vest in a series of thirty-six successive equal monthly installments upon completion of each additional month of service over a thirty-six (36)-month period from the one-year anniversary of the hire date (January 10, 2024), subject to he terms of the award agreement.

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

Equity Incentive Plans

SeaStar Medical, Inc. 2019 Stock Incentive Plan

In connection with the Business Combination, the Company assumed all outstanding awards under the SeaStar Medical, Inc. 2019 Stock Incentive Plan, consisting of 9,762 options, and 11,576 restricted stock units. The awards that were outstanding as of December 31, 2024, are included in the “Outstanding Equity Awards at December 31, 2024” table above. No further grants will be made under that plan.

2022 Omnibus Incentive Plan

The 2022 Omnibus Incentive Plan was originally adopted by our Board on August 22, 2022, was approved by our stockholders as of October 18, 2022, and was subsequently amended and approved by our stockholders effective September 6, 2023, and replaced the existing 2019 Stock Incentive Plan. The 2022 Omnibus Incentive Plan was later further amended and approved by our stockholders effective June 4, 2024.

General Provisions

Change in Control

In the event we should experience a change in control, the following provisions are in effect for all outstanding awards under the Plan, unless provided otherwise in an award agreement entered into with the participant:

•
Each outstanding award may be assumed, substituted, or replaced with a cash retention program that preserves the intrinsic value of the award and provides for subsequent payout in accordance with the same vesting schedule applicable to the award or otherwise continued in effect by the successor corporation.
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

Valuation

The fair market value per share of Common Stock on any relevant date under the Plan is deemed to be equal to the closing selling price per share on that date as determined on Nasdaq. As of April 16, 2025, the fair market value of a share of Common Stock determined on such basis was $1.28 per share.

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

Non-Employee Director Compensation

For 2024, members of SeaStar’s board of directors earned cash director fees and were granted options and restricted stock unit awards as set forth below.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Rick Barnett	$103,000	$13,040	(3)	$—	$—	$116,040
Allan Collins	$50,000	$13,040	(3)	$—	$—	$63,040
Kenneth J. Van Heel	$62,000	$13,040	(3)	$—	$—	$75,040
Andres Lobos (5)	$23,000	$—		$—	$—	$23,000
Jennifer A. Baird (6)	$27,000	$26,080	(4)	$—	$—	$53,080
Bernadette N. Vincent (7)	$23,000	$26,080	(4)	$—	$—	$49,080
John Neuman (8)	$30,000	$26,080	(4)	$—	$—	$56,080
Richard Russell (9)	$23,000	$—		$—	$—	$23,000
Bruce Rodgers (10)	$26,000	$—		$—	$—	$26,000

(1) Amounts reflect the director fees earned during fiscal year 2024. As a result of the financial constraints on the Company’s cash during 2024, none of the fees were paid during the fiscal year ended December 31, 2024.

(2) Amounts reflect the grant date fair value of restricted stock granted to our non-employee directors calculated in accordance with FASB ASC Topic 718 and accordingly determined on the basis of the closing selling price per share of our common stock on the award date and does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Notes 2 and 12 to our audited financial statements in the 2024 Annual Report.

(3) Restricted stock units vest 100% on June 30, 2025.

(4) Restricted stock units vest in three equal installments of 33.33%, beginning on June 30, 2025, with the final installment vesting on June 30, 2027.

(5) Mr. Lobo resigned from the Board effective June 5, 2024.

(6) Ms. Baird was elected to the Board effective June 4, 2024.

(7) Ms. Vincent was elected to the Board effective June 4, 2024.

(8) Mr. Neuman was appointed to the Board effective June 5, 2024.

(9) Mr. Russell’s term on the Board ended on June 4, 2024, as he was not nominated for reelection at the 2024 Annual Meeting.

(10) Mr. Rodgers’s term on the Board ended on June 4, 2024, as he was not nominated for reelection at the 2024 Annual Meeting.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2024, about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights and RSUs	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights and RSUs (*)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	242,183	$45.78	82,434
Equity compensation plans not approved by security holders	—	$—	—
Total	242,183	$45.78	82,434

(*) - Reflects the weighted-average exercise prices of options outstanding. Restricted stock and restricted stock units do not have exercise prices (see Note 12 – Stock Based Compensation Awards of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Common Stock on April 16, 2025, by:

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

Subject to the paragraph above, the percentage ownership of Common Stock is based on 9,803,074 shares of Common Stock outstanding as of April 16, 2025.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		% of Class
Five Percent Holders
None	—		—
Directors and Executive Officers (1)
Eric Schlorff (2)	41,751		*
David Green(3)	16,698		*
Kevin Chung	16,346		*
Rick Barnett	4,927		*
John Neuman	40,000		*
Kenneth Van Heel(4)	7,764		*
Allan Collins, MD	3,634		*
Jennifer A. Baird	—		*
Bernadette N. Vincent	—		*
All directors and executive officers as a group (10 persons)	131,120	(10)	1.3%

* Less than 1%.

(1)
Unless otherwise noted, the business address of each of the following entities or individuals is c/o SeaStar Medical Holding Corporation, 3513 Brighton Blvd Ste 410, Denver, CO 80216.
(2)
Includes 176 shares of Common Stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2025
(3)
Includes 750 shares of Common Stock issuable upon the vesting of restricted stock units within 60 days of April 16. 2025
(4)
Includes 40 shares of Common Stock issuable upon exercise of stock options within 60 days of April 16, 2025

Item 13. Certain Relationships and Related Transactions, And Director Independence.

Certain Relationships and Related Person Transactions

Other than as described in “—Executive Compensation” the following is a summary of transactions since January 1, 2023 to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest.

Unless the context indicated otherwise, “SeaStar Medical” referenced herein refers to SeaStar Medical, Inc., the predecessor company of the Company prior to the consummation of the Business Combination.

Business Combination Transactions and Related Agreements

In connection with the closing of the Business Combination, SeaStar Medical entered into various transactions with certain related parties as set forth below:

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

Amendment to Credit Agreement with LMFA and Amended Promissory Note

On October 28, 2022, SeaStar Medical and LMFA entered into the First Amendment to the Credit Agreement originally executed on September 9, 2022, pursuant to which the parties amended the Credit Agreement and entered into the LMFA Note to (i) extend the maturity date of the loan under the Credit Agreement to October 30, 2023; (ii) permit the LMFA Note be prepaid without premium or penalty; (iii) require the Company to use 5.0% of the gross cash proceeds received from any future debt and equity financing to pay outstanding balance of LMFA Note, provided that such repayment is not required for the first $500,000 of cash proceeds; (iv) reduce the interest rate of the LMFA Note from 15% to 7% per annum; and (iv) reduce the default interest rate from 18% to 15%. The LMFA Note contains customary representations and warranties, affirmative and negative covenants and events of default. In addition, on October 28, 2022, the parties entered into the LMFA Security Agreement, pursuant to which the Company and SeaStar Medical granted LMFA a security interest in substantially all of the assets and property of the Company and SeaStar Medical, subject to certain exceptions, as collateral to secure the Company’s obligations under the amended Credit Agreement. In addition, SeaStar Medical entered into the LMFA Guaranty, pursuant to which SeaStar Medical unconditionally guarantees and promises to pay to Sponsor the outstanding principal amount under the LMFA Note.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following five directors, representing a majority of the members of the Board, are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Barnett, Mr. Neuman, Ms. Baird, Ms. Vincent, and Mr. Van Heel. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. As

Mr. Schlorff serves as our Chief Executive Officer, he is not independent. Additionally, in accordance with our Corporate Governance Guidelines, the Board determined that all members of the audit, compensation, and nominating and corporate governance committees of the Board are independent.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees of Armanino LLP, our former independent registered public accounting firm, billed to us for audit services totaled $334,443 in the year ended December 31, 2023. Audit fees of WithumSmith+Brown, PC, our independent registered public accounting firm, billed to us for audit services totaled $501,280 and $348,400 for the years ended December 31, 2024, and 2023, respectively.

Audit fees consist of professional services rendered for the annual audit of consolidated financial statements and review of quarterly consolidated financial statements for the years ended December 31, 2024 and 2023. Audit fees also include professional services rendered for review of our Registration Statement on Form S-1 and related underwriter comfort letter procedures in connection with our Business Combination.

	Firm	WithumSmith+Brown, PC		Armanino, LLP
Type		2024	2023	2024	2023
Audit fees		$501,280	$348,400	$—	$334,443
Audit related fees		—	—	—	—
Tax fees		—	—	—	—
All other fees		—	—	—	—
Total		$501,280	$348,400	$—	$334,443

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

3.4

Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.4 to Form 10-K filed by registrant on March 27, 2025).

3.5	Second Amended and Restated Bylaws of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the registrant on April 18, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on November 4, 2022).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on January 28, 2021).
4.3	Description of Securities
4.4	Form of Series A Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K dated January 30, 2024).
4.5	Form of Series B Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 of Form 8-K dated January 30, 2024).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the registrant on July 11, 2024).
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the registrant on July 11, 2024).
4.8	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 3, 2025).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the registrant on February 3, 2025).
4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed by the registrant on February 3, 2025).
10.1	Amended and Restated SeaStar Medical Holding Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Appendix A to Proxy Statement filed by the registrant on May 3, 2024).
10.2	SeaStar Medical Holding Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Annex E to Form S-4 filed by the registrant on May 16, 2022).
10.3+	Employment Agreement, dated January 10, 2024, by and between the Company and David Green (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 11, 2024).
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

10.7	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on February 3, 2025).
10.8+	Employment Agreement, dated May 18, 2022, by and between the Company and Kevin Chung (incorporated by reference to Exhibit 10.27 to Form S-4/A filed by the registrant on August 24, 2022).
10.9+	Form of Amended and Restated Employment Agreement, by and between the Company and Eric Schlorff (incorporated by reference to Exhibit 10.32 to Form S-4/A filed by the registrant on August 24, 2022).
19.1	SeaStar Medical Holding Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 of Form 10-K filed by the registrant on March 27, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 8-K filed by the registrant on November 4, 2022).
23.1

Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year ended December 31, 2024 (incorporated by reference to Exhibit 23.1 filed by the registrant on March 27, 2025)

24.1	Power of Attorney (included on the signature page to Form 10-K filed by the registrant on March 27, 2025).
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of Form 10-K filed by the registrant on March 27, 2025).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of Form 10-K filed by the registrant on March 27, 2025).

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

____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: April 23, 2025	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2025	By:	/s/ David Green
David Green
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Schlorff Eric Schlorff	Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2025

/s/ David Green* David Green	Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2025

/s/ Rick Barnett* Rick Barnett	Chairman of the Board of Directors	April 23, 2025

/s/ Jennifer A. Baird*	Director	April 23, 2025
Jennifer A. Baird

/s/ John Neuman*	Director	April 23, 2025
John Neuman

/s/ Kenneth Van Heel* Kenneth Van Heel	Director	April 23, 2025

/s/ Bernadette N. Vincent	Director	April 23, 2025

Bernadette N. Vincent*

* Indicates that such individual signed their name pursuant to the power of attorney previously filed as Exhibit 24.1 to the Original Form 10-K.