Form 10-Q
period 2025-03-31
SeaStar Medical Holding Corp
filed 2025-05-14
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 12, 2025, the registrant had 10,563,748 shares of common stock, $0.0001 par value per share, outstanding.

SeaStar Medical Holding Corporation

March 31, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$5,296	$1,819
Accounts receivable, net	110	112
Inventory	44	—
Prepaid expenses	1,334	1,835
Total current assets	6,784	3,766
Other assets	813	892
Total assets	$7,597	$4,658

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$3,397	$3,046
Accrued expenses	3,255	3,188
Notes payable, net of deferred financing costs	363	574
Liability classified warrants	17	33
Total current liabilities	7,032	6,841
Total liabilities	7,032	6,841
Commitments and contingencies (Note 10)
Stockholders’ equity/(deficit)
Preferred stock - $0.0001 par value, 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - $0.0001 par value per share; 450,000,000 and 500,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 9,257,763 and 5,977,246 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	143,899	137,379
Accumulated deficit	(143,336)	(139,564)
Total stockholders’ equity/(deficit)	565	(2,183)
Total liabilities and stockholders’ equity/(deficit)	$7,597	$4,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended March 31,
	2025	2024

Net revenue	$293	$—
Cost of goods sold	—	—
Gross profit	293	—
Operating expenses
Research and development	2,431	1,697
General and administrative	1,684	2,253
Total operating expenses	4,115	3,950
Loss from operations	(3,822)	(3,950)
Other income (expense)
Interest expense	(11)	(143)
Interest income	48	—
Change in fair value of convertible notes	—	(5,758)
Change in fair value of liability classified warrants	16	(2,846)
Total other income (expense), net	53	(8,747)
Loss before provision for income taxes	(3,769)	(12,697)
Provision for income taxes	3	—
Net loss	$(3,772)	$(12,697)
Net loss per share of common stock, basic and diluted	$(0.44)	$(4.73)
Weighted-average shares outstanding, basic and diluted	8,617,932	2,684,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity /(Deficit)

(unaudited)

(in thousands, except for share and per-share amounts)

	For the three months ended March 31, 2025 and 2024
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2023	2,016,078	$1	$100,863	$(114,734)	$(13,870)
Issuance of shares - conversion of convertible notes	507,912	—	9,389	—	9,389
Issuance of shares - exercise of warrants	352,074	—	3,959	—	3,959
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	252,182	—	8,309	—	8,309
Stock-based compensation	—	—	434	—	434
Net loss	—	—	—	(12,697)	(12,697)
Balance, March 31, 2024	3,128,246	$1	$122,954	$(127,431)	$(4,476)

Balance, December 31, 2024	5,977,246	$2	$137,379	$(139,564)	$(2,183)
Issuance of shares - exercise of warrants	2,070,412	—	2	—	2
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	1,202,133	—	6,351	—	6,351
Issuance of shares - vesting of restricted stock units	7,972	—	—	—	—
Stock-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,772)	(3,772)
Balance, March 31, 2025	9,257,763	$2	$143,899	$(143,336)	$565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except for shares and per-share amounts)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(3,772)	$(12,697)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	11	27
Change in fair value of convertible notes (issued, converted and outstanding)	—	5,758
Change in fair value of liability classified warrants (exercised and outstanding)	(16)	2,846
Stock-based compensation	167	434
Change in operating assets and liabilities
Accounts receivables, net	2	—
Inventory	(44)	—
Prepaid expenses	501	614
Other assets	79	2
Accounts payable	351	(493)
Accrued expenses	67	21
Net cash used in operating activities	(2,654)	(3,488)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	979
Proceeds from issuance of shares, net of issuance costs	1,566	4,543
Proceeds from sale of pre-funded warrants	4,785	3,769
Proceeds from exercise of warrants	2	853
Payment of notes payable	(222)	(1,813)
Net cash provided by financing activities	6,131	8,331
Net increase in cash	3,477	4,843
Cash, beginning of period	1,819	176
Cash, end of period	$5,296	$5,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Supplemental disclosure of cash flow information
Exercise of pre-funded warrants	$—	$3,106
Shares issued as payment of convertible notes	$—	$9,387
Issuance of convertible note warrants	$—	$586

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

Note 1. Description of Business

Organization and Description of Business

SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar”) and its wholly owned subsidiary, SeaStar Medical, Inc., are collectively referred to as the “Company”. SeaStar Medical, Inc. was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is principally engaged in the research, development, and commercialization of a platform medical device technology designed to modulate inflammation in various patient populations. The initial target of this technology is for the treatment of patients with acute kidney injuries ("AKI"), but through additional Breakthrough Design Designation (“BDD”) from the Food and Drug Administration (“FDA”), has expanded into treatments of patients with cardiorenal syndrome awaiting left ventricular assist device implantation, patients with hepatorenal syndrome, patients with end stage renal disease and adult and pediatric patients undergoing cardiac surgery. The BDD enables the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with the FDA.

The Company received FDA approval on February 21, 2024, under a Humanitarian Device Exemption (“HDE”) for our pediatric SCD therapy. It is the only FDA approved product for use in pediatric patients with AKI due to sepsis or a septic condition requiring kidney replacement therapy. We shipped our first commercial pediatric SCD (“QUELIMMUNE”) in July 2024. In addition, we are currently conducting a pivotal clinical trial to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy (“CRRT”).

On October 28, 2022, LMF Merger Sub, Inc., a wholly owned subsidiary of LMF Acquisition Opportunities, Inc., (“LMAO”) merged with and into SeaStar Medical, Inc. (the “Business Combination”), with SeaStar Medical, Inc. surviving the Business Combination as a wholly owned subsidiary of LMAO. Following the consummation of the Business Combination, LMAO was renamed “SeaStar Medical Holding Corporation.”

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the related notes for the year ended December 31, 2024. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

The interim unaudited condensed consolidated financial statements include the consolidated accounts of the Company’s wholly owned subsidiary, SeaStar Medical, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

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

Segment Information

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had a total of 19 employees at March 31, 2025, and total assets of $7.6 million and $4.7 million, as of March 31, 2025, and December 31, 2024, respectively

For segment reporting purposes, the CODM uses operating profit/(loss) to evaluate segment performance and allocate resources. As a Company that only recently began limited commercial sales of QUELIMMUNE, the CODM is primarily focused on evaluating the overall spending for research and development activities needed to fund further development of the SCDs, and general and administrative activities incurred to support the research and development activities of the Company. Accounting policies associated with the Company’s sole segment are the same as those described in Note 2.

All of the Company’s sales are located within the United States. As of the date of this report, the Company has obtained regulatory approval for commercial sales in the U.S. of QUELIMMUNE from the FDA. The Company does not have any inter-entity sales or transfers.

Liquidity and Going Concern

The Company incurred losses of $3.8 million for the three months ended March 31, 2025. As of March 31, 2025, the Company has an accumulated deficit of $143.3 million and cash of $5.3 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s need for additional capital will depend in part on the scope and costs of its development activities. To date, the Company has generated very little revenue from the sales of its commercialized product, QUELIMMUNE. Its ability to generate meaningful product revenue will depend on the successful launch of QUELIMMUNE and development and eventual commercialization of the adult SCD. Until such time, if ever, it expects to finance its operations through the sale of equity or debt, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

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

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the medical technology industry including,

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the period. Significant estimates include the (i) valuation of the liability classified warrants, (ii) provision for income taxes, (iii) convertible debt measured at fair value, (iv) unbilled clinical trial costs, and (v) stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

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

Accounts Receivable, net

The need for a credit loss allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in a credit loss. The Company uses an aging schedule method for estimating expected credit losses. As the Company just commenced commercial operations since July 1, 2024, with a limited customer base, the Company’s estimates are based on customer specific facts, until such time that the Company has developed sufficient collection history data in which to apply a portfolio-wide expected credit loss estimate based on an aging schedule (see Note 4).

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

The Company uses a Black-Scholes option pricing model to estimate the fair value of liability classified warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is an interpolated value based on the remaining term of each individual instrument. The change in fair value of the liability classified warrants

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

in each reporting period is recorded to the change in fair value of liability classified warrants in the consolidated statements of operations.

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

Product Sales Revenue

The Company sells its products directly to end-user qualified customers using the Company’s own internal commercial/sales resources.

•
Timing of Revenue Recognition – During the brief history (commenced July 2024) of selling QUELIMMUNE, revenue has been recognized based on a freight-on-board destination (“FOB Destination”) requirement, except in limited cases where they are sold freight-on-board shipping point (“FOB Shipping Point”).
•
Chargebacks, Government Rebates and Discounts – During the brief history of selling QUELIMMUNE commercially, the Company has not agreed to chargebacks, government rebates or discounts.
•
Returns – Returns are specific to each order, but generally the Company allows for returns of any damaged or non-conforming product within 30 days of receipt of product. Given the (i) overall rate of product shipped that is defective/damaged, (ii) overall volume of sales to individual end-user customers, (iii) expected supply in the customer channel, and (iv) expected usage by customers, the Company does not anticipate that there will be significant risk of material product returns that require recognition.
•
Variable Consideration – There are currently no other variable consideration elements outside of those already disclosed in this footnote.
•
Transaction Price – Based on the above, as currently constructed, the Company’s transaction price is fixed, based on the agreed-upon price per each purchase order submitted by each customer. Milestone or up-front payments unique to the distributor were disclosed in Note 3 (also see Notes 11 and 15), and are

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

not expected to be recognized as revenue, but merely returned as a result of a settlement to cease the relationship with the distributor.
•
Allocation of Consideration – Each sale of QUELIMMUNE is independent of any and all other sales. The entire transaction price for each QUELIMMUNE unit sold is allocated to that unit of QUELIMMUNE, and there are no allocations to services or other performance obligations, as there are no such services or other performance obligations that require the Company to allocate a portion of the transaction price.

The Company will continue to monitor all of the above as the Company continues to commercialize and increase its customer base, which could result in each distributor or end-user customer agreement having its own unique terms and conditions, that will potentially impact the timing and amount of revenue recognition pursuant to U.S. GAAP.

Cost of Goods Sold

Prior to July 2024, the Company manufactured/assembled QUELIMMUNE and adult SCDs only for research oriented and/or clinical trial related activities. Inventory purchased prior to July 2024 was expensed as a period expense at the time of purchase as a research and development expense. Accordingly, all QUELIMMUNE units sold during the three months ended March 31, 2025 had no assigned value and the Company recognized no cost of goods sold.

As the Company procures inventory in the future, the Company will recognize the cost of materials to inventory. Use of inventory for QUELIMMUNE will be charged to cost of goods sold while inventory used for adult SCDs will be charged to research and development upon shipment.

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

Accounting Standards Update 2023-09 — In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements and disclosures, however the impact from the adoption of this guidance, if any, will not be reflected until the Company's Annual Report to Form 10-K for the year-ended December 31, 2025, due to the Company's net loss position and 100% valuation allowance for all deferred tax assets.

Note 3. Revenues and Contract Obligations

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

The Company currently only sells a single product, QUELIMMUNE, which has been approved under a Humanitarian Device Exemption (“HDE”) by the FDA for use with pediatric patients for treatments allowed under approved therapeutic indications. The Company can only sell QUELIMMUNE kits directly to qualified healthcare facilities (the “Customers”) that have qualified as capable of receiving and utilizing QUELIMMUNE in accordance with the terms of the HDE.

Each sale to a customer is independent from any past or future sales to that customer. Revenue is recognized at the point in time that control of the product transfers to the customer, which typically aligns with the shipping terms defined by each individual purchase order. Most sales are shipped “free-on-board” destination.

There are no up-front payments, material post-sale performance obligations, license agreements or other arrangements that could require the Company to defer a portion of the transaction price and recognize on a basis that is different from that of the physical transfer of QUELIMMUNE to the customer. See Note 2 for the Company's accounting policy relating to revenue recognition under ASC 606 - Revenue from Contracts with Customers.

The Company had no contract assets for the periods ended March 31, 2025 and December 31, 2024. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Revenue by Geographic Location

The Company’s sales are entirely in the United States of America, as it does not have any regulatory approval to sell elsewhere as of March 31, 2025.

Note 4. Accounts Receivable, net

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses.

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2024	$112	$—	$112
Change in accounts receivable, net	1	(3)	(2)
March 31, 2025	$113	$(3)	$110

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of March 31, 2025, and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Accrued bonus	$1,621	$1,391
Accrued director compensation	487	391
Accrued research and development	830	1,023
Other	317	383
Total accrued expenses	$3,255	$3,188

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

Note 6. Notes Payable

Insurance Financing

In October 2024, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. The Company paid approximately $0.2 million for the three months ended March 31, 2025, and will pay the remaining balance over five monthly installments of principal and interest totaling approximately $0.4 million with the last payment to be paid in August 2025.

Note 7. Equity Transactions

February 2025 Offering

In January 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the "Q1 2025 SPA"), pursuant to which the Company issued on February 3, 2025, to the investor, (i) in a registered direct offering, 713,000 shares of the Company’s common stock, and pre-funded warrants to purchase 2,816,412 shares of Common Stock (the "February Pre-Funded Warrants") with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, warrants to purchase 3,529,412 shares of common stock with an exercise price of $1.70 (“February 2025 Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “February 2025 Offering".

The Company received aggregate gross proceeds from the February 2025 Offering of approximately $6.0 million, before deducting fees to H.C. Wainwright & Co. (“Wainwright”) and other estimated offering expenses payable by the Company. The Pre-Funded Warrants will not expire and are exercisable upon issuance and at any time until all of the Pre-Funded Warrants are exercised in full. As of March 31, 2025, a total of 2,070,412 pre-funded warrants were exercised, leaving 746,000 pre-funded warrants outstanding. The February 2025 Common Warrants became exercisable on March 28, 2025, the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the warrants and expire on March 28, 2030.

In connection with the February 2025 Offering, the Company amended the exercise price of the warrants issued in conjunction with the January 2024 Offering, (the “Series A and Series B common warrants” (collectively “January 2024 Warrants”), issued in a financing transaction with the institutional investor in January 2024, to $1.70 from the original exercise price of $20.76. Furthermore, the original expiration date of June 4, 2025, for the 216,816 Series B warrants of the January 2024 Warrants was extended to January 30, 2029, upon stockholder approval on March 28, 2025. With the amendment to the expiration date, all of the January 2024 Warrants now expire in 2029.

The Company paid approximately $0.4 million in fees to Wainwright and issued 247,059 warrants (the "February 2025 PA Warrants") to purchase shares of the Company's common stock at an exercise price of $2.13. The 2025 PA Warrants were exercisable upon issuance and expire on January 30, 2029. The 2025 PA Warrants and February 2025 Common Warrants are herein defined as the "February 2025 Warrants".

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all the different warrants issued or amended in connection with the February 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity (deficit).

August 2024 At-The-Market Offering

On August 20, 2024, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Wainwright as sales agent, to sell shares of its common stock, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Company’s Common Stock made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock (the “ATM”).

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

Through March 31, 2025, the Company has raised approximately $5.5 million utilizing the ATM since inception in August 2024, issuing 2,263,643 shares of the Company’s Common Stock. During the three months ended March 31, 2025, the Company raised approximately $0.9 million, net of offering costs, issuing 483,755 shares of the Company's common stock.

Note 8. Warrants

The Company issued warrants in connection with various financing transactions. The Company had the following warrants outstanding at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Liability Classified Warrants
Private Placement Warrants	229,520	229,520
PIPE Investor Warrants	20,000	20,000
Subtotal	249,520	249,520

Equity Classified Warrants
February 2025 Warrants	3,776,471	—
February 2025 Pre-Funded Warrants	746,000	—
July 2024 Warrants	1,014,219	1,014,219
January 2024 Warrants	672,129	672,129
Public Stockholders’ Warrants	422,000	422,000
Legacy Warrants	1,957	1,957
Subtotal	6,632,776	2,110,305
Grand Total	6,882,296	2,359,825

The following tables provide the weighted-average strike price and time to maturity for each warrant share equivalent outstanding for each warrant tranche as of March 31, 2025 and December 31, 2024:

March 31, 2025	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	2.58
PIPE Investor Warrants	20,000	$287.50	2.58

Equity Classified Warrants
February 2025 Warrants	3,776,471	$1.73	4.99
February 2025 Pre-Funded Warrants	746,000	$0.00	(*)
July 2024 Warrants	1,014,219	$10.72	4.28
January 2024 Warrants	672,129	$2.38	4.19
Public Stockholders’ Warrants	422,000	$287.50	2.58
Legacy SeaStar Inc. Warrants	1,957	$250.00	1.13

(*) - the February 2025 Pre-Funded Warrants have a strike price of $0.001 and do not expire.

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

December 31, 2024	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	2.82
PIPE Investor Warrants	20,000	$287.50	2.82

Equity Classified Warrants
July 2024 Warrants	1,014,219	$10.72	4.53
January 2024 Warrants	672,129	$20.83	3.01
Public Stockholders’ Warrants	422,000	$287.50	2.82
Legacy SeaStar Inc. Warrants	1,957	$250.00	1.38

Below is the warrant activity for the three months ended March 31, 2025, for those warrants with activity during the three months ended March 31, 2025:

	February 2025 Warrants	February 2025 Pre-Funded Warrants
Outstanding as of December 31, 2024	—	—
Issuance	3,776,471	2,816,412
Exercised	—	(2,070,412)
Forfeited / cancelled	—	—
Outstanding as of March 31, 2025	3,776,471	746,000

During the three months ended March 31, 2025, the Company incurred a gain of approximately $16 thousand from the mark-to-market adjustment for all remaining liability classified warrants.

Note 9. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company’s unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Research and development	$23	$119
General and administrative	145	315
Total stock-based compensation	$168	$434

Equity Incentive Plan - Summary

2022 Omnibus Incentive Plan

The Company’s Board of Directors adopted, and the shareholders approved the 2022 Omnibus Incentive Plan to provide long-term incentive for its employees and non-employee service providers. The vesting of stock options is stated in each individual grant agreement, which is generally one to four years. Options granted expire 10 years after the date of grant.

2019 Stock Incentive Plan

The Company’s Board of Directors adopted the 2019 Stock Incentive Plan on February 25, 2019, to provide long-term incentive for its employees and non-employee service providers. The Stock Incentive Plan was terminated on October 28, 2022, and no further awards were granted under such plan.

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

Stock Options

Option activity for the period ended March 31, 2025, is as follows:

2022 Omnibus Incentive Plan - Stock Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	13,114	$46.00	$—	8.2
Exercised	—
Issued	—
Forfeited / cancelled	—
Outstanding at March 31, 2025	13,114	$46.00	$—	8.0
Vested and exercisable at March 31, 2025	13,114	$46.00	$—	8.0

2019 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	8,817	$44.30	$—	5.5
Exercised	—
Issued	—
Forfeited / cancelled	—
Outstanding at March 31, 2025	8,817	$44.30	$—	5.2
Vested and exercisable at March 31, 2025	8,662	$44.90	$—	5.2

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	219,500	$5.09
Granted	—
Vested	(7,417)
Forfeited / cancelled	—
Outstanding at March 31, 2025	212,083	$4.64

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

2019 Stock Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	747	$200.00
Granted	—
Vested	(555)
Forfeited / cancelled	—
Outstanding at March 31, 2025	192	$200.00

Note 10. Commitments and Contingencies

Lease Agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was approximately $21 thousand and $8 thousand for the three months ended March 31, 2025 and 2024, respectively.

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

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities).

The fair value of the warrants liability is classified as Level 3 in the fair value hierarchy.

Fair Value Measurement Hierarchy

The following table presents the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets, or goodwill which can require non-recurring measurements for impairment.

Summary of Level 3 Input Changes

	Fair Value Measurements at March 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$17	$17
	$—	$—	$17	$17

	Fair Value Measurements at December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$33	$33
Total	$—	$—	$33	$33

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the period ended March 31, 2025 (in thousands):

Level 3 Roll Forward	Liability Classified Warrants
Balance December 31, 2024	$33
Additions	—
Cash paid to settle	—
Shares issued upon conversion or exercise	—
Changes in fair value	(16)
Balance March 31, 2025	$17

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

Liability Classified Warrants

The liability classified warrants as of March 31, 2025 and December 31, 2024, include three classes of warrants, and therefore, the range of assumptions used has been provided. Significant assumptions used in valuing warrants which require liability classification were as follows as of March 31, 2025 and December 31, 2024.

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

	March 31,	December 31,
	2025	2024
Expected volatility	130.00%	130.00%
Equivalent term	2.575	2.825
Risk-free rate	3.89%	4.27%
Dividend yield	0.00%	0.00%
Stock price	$1.66	$1.94
Strike price	$287.50	$287.50

Note 12. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Except as noted below, due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company has recognized an insignificant provision for certain minimum state taxes of approximately $3 thousand as of March 31, 2025.

The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

Note 13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended March 31,
	2025	2024
Net loss	$(3,772)	$(12,697)
Weighted-average shares outstanding - basic and diluted	8,617,932	2,684,243
Basic and diluted net loss per share	$(0.44)	$(4.73)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2025	2024
February 2025 warrants	3,776,471	—
July 2024 warrants	1,014,219	—
January 2024 warrants	672,129	672,129
Investor D warrants	—	126,323
Public Stockholders’ warrants	422,000	422,000
Private Placement warrants	229,520	229,520
PIPE Investor warrants	20,000	20,000
Legacy warrants	1,957	1,957
Employee based options to purchase common stock	21,776	8,531
Unvested employee based restricted stock units	212,275	12,271
Total	6,370,347	1,492,731

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

Note 14. Segment Reporting

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had total assets of $7.6 and $4.7 million, as of March 31, 2025 and December 31, 2024, respectively.

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

The following table represents the Company’s sole segment’s operating results for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31
	2025	2024

Net Revenue	$293	$—
Cost of goods sold	—	—
Gross profit	$293	$—
Operating expenses
Research and development	2,431	1,697
General and administrative	1,684	2,253
Total operating expenses	$4,115	$3,950
Loss from operations	$(3,822)	$(3,950)

(*) - Non-operating expenses consist of interest expense, interest income, and gains and losses from changes in the fair value of liability classified financial instruments such as warrants and convertible debt.

Note 15. Subsequent Events

At-the-Market Offering

From April 2, 2025 through May 12, 2025, the Company raised approximately $0.9 million gross proceeds $0.9 million net of offering costs from the sale of 623,647 shares of the Company's stock through its At-the-Market offering program.

Exercise of February 2025 Pre-Funded Warrants

On April 8, 2025, an investor exercised 402,000 of the February 2025 Pre-Funded Warrants, with proceeds from the exercise totaling $402.00. Only 344,000 February 2025 Pre-Funded Warrants remain unexercised.

Equity Line of Credit Purchase Agreement

As disclosed on a Form 8-K on April 25, 2025, the Company entered into a purchase agreement (the “Purchase

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park committed to purchase up to $15.0 million in shares of our common stock, $0.0001 par value per share.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of the Company's common stock. Such sales of the Company's common stock, if any, will be subject to certain limitations, and may occur from time to time, at the Company's sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale by Lincoln Park of shares that have been and may be issued under the Purchase Agreement is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus in connection therewith is filed and the other conditions in the Purchase Agreement are satisfied (the date on which all such conditions are satisfied, the “Commencement Date”).

After the Commencement Date, on any business day, the Company may direct Lincoln Park to purchase up to 40,000 shares of our common stock (each, a “Regular Purchase”); provided that the share amount under a Regular Purchase may be increased to up to 50,000 shares, up to 60,000 shares or up to 75,000 shares if the closing sale price of our common stock is not below $1.00, $1.75 or $2.50, respectively, on the business day on which we initiate the Regular Purchase. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. Each Regular Purchase is subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement. The purchase price per share for each Regular Purchase will be 97% of the lower of (i) the lowest sale price of our common stock on the business day on which we initiate the Regular Purchase and (ii) the average of the three lowest closing sale prices of our common stock during the 10-business day period immediately preceding the business day on which we initiate the Regular Purchase. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts of common stock as accelerated purchases and as additional accelerated purchases, subject to limits specified in the Purchase Agreement, at a purchase price per share calculated as specified in the Purchase Agreement.

Sales of shares of the Company's common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. The Company expects that any proceeds it receives from such sales will be used for working capital and general corporate purposes.

In addition, under applicable Nasdaq rules, the Company may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds $1.25 per share (which represents the lower of (A) the official closing price of our common stock on Nasdaq immediately preceding the signing of the Purchase Agreement and (B) the average official closing price of our common stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Purchase Agreement). In any event, the Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules.

Lincoln Park has no right to require the Company to sell any shares of its common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to the conditions and limitations in the Purchase Agreement including beneficial ownership limitations.

In connection with entering into the Purchase Agreement, on April 25, 2025, the Company issued 236,406 shares of its common stock to Lincoln Park in consideration for its commitment to purchase shares under the Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed March 27, 2025) and Form 10-K/A for the year ended December 31, 2024 (filed April 23, 2025).

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical”, “we”, “us”, “our,” and “the Company” are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries following the Business Combination.

Overview

On October 28, 2022, LMAO consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc. and the Predecessor pursuant to an Agreement and Plan of Merger. Immediately upon consummation of the Business Combination, LMAO was renamed SeaStar Medical Holdings Corporation (as defined above).

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

Our SCD therapy has been awarded Breakthrough Device Designation (“BDD”) for six therapeutic indications by the FDA, including the use of the SCD therapy for adult patients with AKI, patients with cardiorenal syndrome awaiting left ventricular assist device (“LVAD”) implantation, patients with hepatorenal syndrome, patients with end stage renal disease (“ESRD”) and adult and pediatric patients undergoing cardiac surgery. The BDD enables the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with the FDA.

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

We have incurred net losses in each year since our inception in 2007. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $143.3 million and $139.6 million, respectively. Our net losses were $3.8 million and $12.7 million for the three months ended March 31, 2025, and 2024, respectively. For the three months ended March 31, 2025, substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. For the three months ended March 31, 2024, our net losses results from a combination of operating costs which comprised (i) research and development, and (ii) general and administrative, coupled with non-operating gains and losses due to changes in the fair value of certain liability classified financial instruments.

As of March 31, 2025, and December 31, 2024, we had cash of $5.3 million and $1.8 million, respectively.

Our accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited condensed consolidated financial statements are made available. See Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, included elsewhere in this Form 10-Q for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have generated revenue of approximately $0.5 million from the sale of commercialized pediatric SCD products. Our ability to generate product revenue in the future will depend on the successful roll-out of our QUELIMMUNE pediatric SCD to hospitals and the development and eventual successful commercialization of our adult SCD. Until such time we are able to generate significant revenue from product sales, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs and any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” for additional information.

Key Components of Results of Operations

Revenue

Our QUELIMMUNE received HDE approval from the FDA in February 2024. Since that time, we have begun to build out our commercial operations, develop our customer base and initiate commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. Through March 31, 2025, we have recognized approximately $0.4 million of revenue from the sale of QUELIMMUNE. Historically, prior period revenue has been primarily derived from government and other grants. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants.

We expect that any revenue we generate will fluctuate from quarter to quarter as we introduce QUELIMMUNE to pediatric hospital customers. We also continue to develop our adult SCD for which we are enrolling patients in a pivotal trial to support a FDA approval. If we fail to complete the development of, or fail to obtain regulatory approval for commercialization of our adult SCD in a timely manner, our ability to generate future revenue, and our results of operations and financial position, could be materially adversely affected.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, sales and commercial and finance roles, which also include stock-based compensation expenses and benefits for such employees.

Other significant general and administrative expenses include facilities costs, insurance, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents obtaining financing. As we continue to expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, an enterprise resource planning platform, and branding.

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

Net Loss

Net loss consists of the loss from operations, less other expenses.

Factors Affecting Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Form 10-Q, including those discussed in Part II, Item 1A, “Risk Factors,” for additional information.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months Ended
	March 31,		Change
($ in thousands)	2025	2024	$	%
Revenue	$293	$—	$293	*
Operating expenses
Research and development	2,431	1,697	734	43%
General and administrative	1,684	2,253	(569)	(25)%
Total operating expenses	4,115	3,950	165	4%
Loss from operations	(3,822)	(3,950)	128	(3)%
Total other income (expense)	53	(8,747)	8,800	(101)%
Loss before income tax provision	(3,769)	(12,697)	8,928	(70)%
Income tax provision (benefit)	3	—	3	*
Net loss	$(3,772)	$(12,697)	$8,925	(70)%

(*) - there was no activity for the three months ended March 31, 2024.

Revenue

Revenue increased $0.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as we commenced commercial sales in July 2024. This was made possible because we obtained an HDE for QUELIMMUNE in February 2024, and final regulatory clearance to sell commercially from the FDA under this HDE in July 2024. The Company has five customer sites for QUELIMMUNE as of March 31, 2025.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Three Months Ended
	March 31,		Change
($ in thousands)	2025	2024	$	%
Clinical trials	$1,268	$613	$655	107%
External services	102	345	(243)	(70)%
Payroll and personnel expenses	925	690	235	34%
Other research and development expenses	136	49	87	178%
	$2,431	$1,697	$734	43%

Research and development expenses for the three months ended March 31, 2025 and 2024 were $2.4 million and $1.7 million, respectively. The increase in research and development expenses of approximately $0.7 million, or 43%, was primarily driven by (i) a $0.7 million increase in clinical trial costs due the Company's NEUTRALIZE-AKI pivotal trial, which increased from five (5) clinical trial sites as of March 31, 2024, to sixteen (16) clinical trial sites as of March 31, 2025, (ii) a $0.2 million increase in personnel costs related to increased headcount during the three months ended March 31, 2025 compared to this same period ended March 31, 2024, (iii) $0.1 million increase in other costs, mostly due to an increase in medical affairs activities.

This was offset by a $0.2 million decline in external services, due to (i) pre-clinical activities declined during the three months ended March 31, 2025 compared to the same period ended March 31, 2024, as the NEUTRALIZE-AKI pivotal trial was in its formative stage during the three months ended March 31, 2024, while, as of March 31, 2025, the Company had already enrolled 94 patients, and (ii) a $0.1 million decline in device component expenses, as the Company did not commence commercial operations until July 2024, and the cost of components used to manufacture the Company's SCDs were expensed to research and development expense in Q1 2024, while components purchased in Q1 2025 are recognized as inventory.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 were approximately $1.7 million and $2.3 million, respectively. The $0.6 million decrease in general and administrative expenses of approximately was the result of (i) $0.2 million decline in accounting related costs, as the Company during the three months ended March 31, 2024, incurred additional costs due to certain financial statement restatements that were not incurred during the three months ended March 31, 2025, (ii) $0.2 million decline in legal related expenses, (iii) $0.2 million decline in consulting expenses. This was offset by a $0.1 million increase in SEC-related expenses due to the Company's need for a special meeting of the shareholders during the three months ended March 31, 2025, and other non-routine filing demands.

Other Income (Expense)

Other expenses (net) decreased approximately $8.8 million, or near a decline of 100% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The key drivers for this decrease were as follows: (i) the Company recognized a loss of $5.8 million for changes in the fair value of convertible notes during the three months ended March 31, 2024, however, the Company did not have any convertible notes outstanding during the three months ended March 31, 2025, (ii) the Company recognized a gain of $16 thousand for its liability classified warrants for the three months ended March 31, 2024, while incurring a loss of approximately $2.8 million for the three months ended March 31, 2023, largely driven by the value of the Company's stock, (iii) the Company recognized interest income, net of expenses of $37 thousand, compared to interest expense of $143 thousand during the three months ended March 31, 2024. This was because the Company reduced its outstanding debt obligations from approximately $4.2 million at March 31, 2024, to $0.4 million as of March 31, 2025, and implemented an overnight sweep program with its main commercial banking financial institution beginning in the second quarter of 2024.

Income Tax Provision (Benefit)

We recorded a provision for income taxes of $3 thousand for the three months ended March 31, 2025, and no provision for income taxes for the three months ended March 31, 2024.

Net Loss

During the three months ended March 31, 2025, we had a net loss of approximately $3.8 million compared to a net loss of approximately $12.7 million for the three months ended March 31, 2024. The decreased net loss of approximately $8.9 million has been disclosed in the above discussion.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of approximately $143.3 million and $139.6 million, respectively.

As of March 31, 2025 and December 31, 2024, we had cash of $5.3 million and $1.8 million, respectively. Based on our results of operations and liquidity as of March 31, 2025, we believe our cash and cash equivalents, including the cash we obtained from the registered direct financing in the first quarter of 2025 and the registered direct offering in July 2024, are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, are made available. We believe that this raises substantial doubt about our ability to continue as a going concern.

To finance our operations, we will need to raise additional capital. As described below, we do not expect to receive any cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of such warrants. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. We do not currently have any committed external source of funds. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited condensed consolidated financial statements for the period ended March 31, 2025.

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

Contractual Obligations and Commitments

Insurance Financing

In October 2024, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. The Company will pay the remaining five monthly installments of principal and interest totaling approximately $0.4 million with the last payment being made in August 2025.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(2,654)	$(3,488)
Investing activities	—	—
Financing activities	6,131	8,331
Net increase in cash	$3,477	$4,843

Net cash used in operating activities for the three months ended March 31, 2025 was $2.7 million compared to $3.5 million for the three months ended March 31, 2024. The decrease in cash used for operating activities of $0.8 million is primarily due to the $0.8 million due to the timing of certain (i) payments from customers or to vendors to reduce our cash outflows for operating activities.

Net cash provided by financing activities for the three months ended March 31, 2025 was $6.1 million, was primarily related to (i) $1.6 million received from the issuance of new shares of common stock, and (ii) $4.8 million in proceeds from issuance of pre-funded warrants. This was offset by (i) $0.2 million paid to settle outstanding notes payable.

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

There has been no material change from the policies or methods disclosed in our Annual Report to Form 10-K filed March 27, 2025, and as amended by Form 10-K/A filed April 23, 2025, for the year-ended December 31, 2024.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Business Combination, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large-accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on

such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Derivative Action alleges, among other things, that our Chief Executive Officer, former Chief Financial Officer, and certain of our current and former directors violated Section 14(a) of the Exchange Act, breached fiduciary duties and were unjustly enriched by making or allowing to be made purportedly false and misleading statements regarding our prospects for success in obtaining FDA approval for our SCD. The Derivative Action further alleges that there were purported deficiencies in our internal financial controls and procedures and improper accounting for classification of certain financial instruments leading to our restatement of previously issued financial statements. The Derivative Action also asserts claims under Section 10(b) and 21D of the Exchange Act against our Chief Executive Officer and former Chief Financial Officer. Among other remedies, the Derivative Action seeks to recover damages and restitution on behalf of us and certain injunctive relief concerning our corporate governance and internal controls. Additional stockholders may file substantially similar complaints in the future. We will not make separate disclosure of such complaints unless they are materially different than the Derivative Action.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our other public filings, which could materially affect our business, financial condition or future results. No additional risk factors have arisen not already disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2024, filed March 27, 2025

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 3, 2025).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the registrant on February 3, 2025).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed by the registrant on February 3, 2025
10.1	Purchase Agreement, dated April 25, 2025, by and between SeaStar Medical Holding Corporation and Lincoln Park Capital Fund, LLC (incorporated by reference to Form 8-K dated April 25, 2025)
10.2	Registration Rights Agreement, dated April 25, 2025, by and between SeaStar Medical Holding Corporation and Lincoln Park Capital Fund, LLC (incorporated by reference to Form 8-K dated April 25, 2025)
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: May 14, 2025	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ David Green
David Green
Chief Financial Officer (Principal Financial and Accounting Officer)