Form 10-Q
period 2025-06-30
SeaStar Medical Holding Corp
filed 2025-08-13
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 6, 2025, the registrant had 27,914,596 shares of common stock, $0.0001 par value per share, outstanding.

SeaStar Medical Holding Corporation

June 30, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$6,302	$1,819
Accounts receivable, net of allowance for credit losses of $8 and $0, respectively	217	112
Inventory	77	—
Prepaid expenses	1,051	1,835
Total current assets	7,647	3,766
Other assets	736	892
Total assets	$8,383	$4,658

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$3,158	$3,046
Accrued expenses	1,883	3,188
Notes payable, net of deferred financing costs	—	574
Liability classified warrants	1	33
Total current liabilities	5,042	6,841
Total liabilities	5,042	6,841
Commitments and contingencies (Note 10)
Stockholders’ equity/(deficit)
Preferred stock - $0.0001 par value, 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - $0.0001 par value per share; 450,000,000 and 500,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 17,343,269 and 5,977,246 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	148,677	137,379
Accumulated deficit	(145,338)	(139,564)
Total stockholders’ equity/(deficit)	3,341	(2,183)
Total liabilities and stockholders’ equity/(deficit)	$8,383	$4,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net revenue	$338	$—	$631	$—
Cost of goods sold	27	—	27	—
Gross profit	311	—	604	—
Operating expenses
Research and development	1,037	2,334	3,468	4,031
General and administrative	1,030	2,335	2,716	4,588
Total operating expenses	2,067	4,669	6,184	8,619
Loss from operations	(1,756)	(4,669)	(5,580)	(8,619)
Other income (expense)
Interest income	45	25	93	25
Interest expense	(9)	(82)	(18)	(225)
Other financing costs	(298)	—	(298)	—
Change in fair value of convertible notes	—	(387)	—	(6,145)
Change in fair value of warrants liability	16	1,880	32	(966)
Total other income (expense), net	(246)	1,436	(191)	(7,311)
Loss before provision for income taxes	(2,002)	(3,233)	(5,771)	(15,930)
Provision for income taxes	—	3	3	3
Net loss	$(2,002)	$(3,236)	$(5,774)	$(15,933)
Net loss per share of common stock, basic and diluted	$(0.18)	$(1.03)	$(0.58)	$(5.36)
Weighted-average shares outstanding, basic and diluted	11,329,517	3,154,782	9,981,215	2,975,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity /(Deficit)

(unaudited)

(in thousands, except for share and per-share amounts)

	For the Six months ended June 30, 2025 and 2024
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2023	2,016,078	$1	$100,863	$(114,734)	$(13,870)
Issuance of shares - conversion of convertible notes	507,912	—	9,389	—	9,389
Issuance of shares - exercise of warrants	352,074	—	3,959	—	3,959
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	252,182	—	8,309	—	8,309
Stock-based compensation	—	—	434	—	434
Net loss	—	—	—	(12,697)	(12,697)
Balance, March 31, 2024	3,128,246	$1	$122,954	$(127,431)	$(4,476)
Issuance of shares - conversion of convertible notes	92,858	—	826	—	826
Issuance of shares - exercise of warrants	—	—	(56)	—	(56)
Stock-based compensation	—	—	41	—	41
Net loss	—	—	—	(3,236)	(3,236)
Balance, June 30, 2024	3,221,104	$1	$123,765	$(130,667)	$(6,901)

Balance, December 31, 2024	5,977,246	$2	$137,379	$(139,564)	$(2,183)
Issuance of shares - exercise of warrants	2,070,412	—	2	—	2
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	1,202,133	—	6,351	—	6,351
Issuance of shares - vesting of restricted stock units	7,972	—	—	—	—
Stock-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,772)	(3,772)
Balance, March 31, 2025	9,257,763	$2	$143,899	$(143,336)	$565
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	7,843,777	—	4,383	—	4,383
Issuance of shares - standby equity purchase agreement commitment fee	236,406	—	298	—	298
Issuance of shares - vesting of restricted stock units	5,323	—	—	—	—
Stock-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,002)	(2,002)
Balance, June 30, 2025	17,343,269	$2	$148,677	$(145,338)	$3,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except for shares and per-share amounts)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(5,774)	$(15,933)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	18	57
Change in fair value of convertible notes (issued, converted and outstanding)	—	6,145
Change in fair value of liability classified warrants (exercised and outstanding)	(32)	966
Shares issued for the standby equity purchase agreement commitment fee	298	—
Stock-based compensation	264	475
Change in operating assets and liabilities
Accounts receivables, net	(105)	—
Inventory	(77)	—
Prepaid expenses	784	897
Other assets	156	152
Accounts payable	112	(255)
Accrued expenses	(1,305)	689
Other liabilities	—	495
Net cash used in operating activities	(5,661)	(6,312)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	979
Payment of convertible notes	—	(700)
Proceeds from issuance of shares	5,154	4,492
Proceeds of pre-funded warrants	5,580	3,766
Proceeds from exercise of warrants	2	853
Payment of notes payable	(592)	(2,075)
Net cash provided by financing activities	10,144	7,315
Net increase in cash	4,483	1,003
Cash, beginning of period	1,819	176
Cash, end of period	$6,302	$1,179

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$439
Exercise of liability classified warrants	$—	$3,106
Shares issued from conversion of convertible notes	$—	$10,210
Issuance of convertible note warrants	$—	$586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

Note 1. Description of Business

Organization and Description of Business

SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar”) and its wholly owned subsidiary, SeaStar Medical, Inc., are collectively referred to as the “Company”. SeaStar Medical, Inc. was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is principally engaged in the research, development, and commercialization of a platform medical device technology designed to modulate inflammation in various patient populations. The initial target of this technology is for the treatment of patients with acute kidney injuries ("AKI"), but through additional Breakthrough Device Designation (“BDD”) from the Food and Drug Administration (“FDA”), has expanded into treatments of patients with cardiorenal syndrome awaiting left ventricular assist device implantation, patients with hepatorenal syndrome, patients with end stage renal disease and adult and pediatric patients undergoing cardiac surgery. The BDD enables the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with the FDA.

The Company received FDA approval on February 21, 2024, under a Humanitarian Device Exemption (“HDE”) for the Company’s pediatric SCD therapy. It is the only FDA approved product for use in pediatric patients with AKI due to sepsis or a septic condition requiring kidney replacement therapy. The Company shipped its first commercial pediatric SCD (“QUELIMMUNE”) in July 2024. In addition, the Company is currently conducting a pivotal clinical trial to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy (“CRRT”).

On October 28, 2022, LMF Merger Sub, Inc., a wholly owned subsidiary of LMF Acquisition Opportunities, Inc. (“LMAO”) merged with and into SeaStar Medical, Inc. (the “Business Combination”), with SeaStar Medical, Inc. surviving the Business Combination as a wholly owned subsidiary of LMAO. Following the consummation of the Business Combination, LMAO was renamed “SeaStar Medical Holding Corporation.”

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future annual or interim period.

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

June 30, 2025

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

Segment Information

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had a total of 18 employees at June 30, 2025, and total assets of $8.4 million and $4.7 million, as of June 30, 2025, and December 31, 2024, respectively

For segment reporting purposes, the CODM uses operating profit/(loss) to evaluate segment performance and allocate resources. As a Company that only recently began limited commercial sales of QUELIMMUNE, the CODM is primarily focused on evaluating the overall spending for research and development activities needed to fund further development of the SCDs, and general and administrative activities incurred to support the research and development activities of the Company. Accounting policies associated with the Company’s sole segment are the same as those described in Note 2.

All of the Company’s sales are located within the United States. As of the date of this report, the Company has obtained regulatory approval for commercial sales in the U.S. of QUELIMMUNE from the FDA. The Company does not have any inter-entity sales or transfers.

Liquidity and Going Concern

The Company incurred losses of $5.8 million for the six months ended June 30, 2025. As of June 30, 2025, the Company has an accumulated deficit of $145.3 million and cash of $6.3 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s need for additional capital will depend in part on the scope and costs of its development activities. To date, the Company has generated insufficient revenue from the sales of its commercialized product, QUELIMMUNE to fund its operations. Its ability to generate meaningful product revenue will depend on the commercial successful launch of QUELIMMUNE and development and eventual commercialization of the adult SCD. Until such time, if ever, it expects to finance its operations through the sale of equity or debt, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

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

June 30, 2025

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the three and six months ended June 30, 2025. Significant estimates include the (i) unbilled clinical trial costs, and (ii) stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

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

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

Revenue Recognition

Overall

Under ASC 606, Revenues from Contracts with Customers ("Topic 606") the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company evaluates the following criteria: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied.

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct combined performance obligation is identified. The Company then allocates the transaction price to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled, subject to the constraint on variable consideration. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized at the contract level is not significant.

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

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

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

Cost of Goods Sold

Prior to July 2024, the Company manufactured/assembled QUELIMMUNE and adult SCDs only for research oriented and/or clinical trial related activities. Inventory purchased prior to July 2024 was expensed as a period expense at the time of purchase as a research and development expense. Accordingly, all QUELIMMUNE units sold prior to the three months ended June 30, 2025, had no recognized inventory value. During the three months ended June 30, 2025, the Company recognized approximately $27 thousand for cost of goods sold.

As the Company continues to procure inventory, the Company will recognize the cost of materials to inventory. Use of inventory for QUELIMMUNE will be charged to cost of goods sold while inventory used for adult SCDs will be charged to research and development upon shipment.

Funded Research & Development Expense

During the three months ended June 30, 2025, the Company entered into an agreement to provide contract research services to an outside party, which involves a study of the Company's selective cytopheretic device relating to patients with severe, chronic heart failure. The Company is able to bill the outside party for a certain portion of the costs incurred to provide these services. The Company will own and is able to benefit from the knowledge gained from the results of this study. Accordingly, the Company will account for any funds paid by the outside party to the Company as a reimbursed expense, in accordance with ASC 730-20 as a funded research and development arrangement. Accordingly, any amounts incurred and billed will offset the Company's operating expenses categorized as research and development expense on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2025. The reimbursed expenses for the three and six months ended June 30, 2025 totaled approximately $0.3 million. No funded research and development agreement existed in 2024.

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

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

Accounting Standards Update 2023-09 — In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements and disclosures, however the impact from the adoption of this guidance, if any, will not be reflected until the Company's Annual Report to Form 10-K for the year-ending December 31, 2025, due to the Company's net loss position and 100% valuation allowance for all deferred tax assets.

Note 3. Revenues and Contract Obligations

	Six Months Ended June 30,
($ in thousands)	2025	2024
Contract liabilities, beginning of period	$—	$100
Consideration received	—	450
Consideration refunded	—	(550)
Revenue	—	—
Contract liabilities, end of period	$—	$—

Revenue by Geographic Location

The Company’s sales are entirely in the United States of America, as it does not have any regulatory approval to sell elsewhere as of June 30, 2025.

Note 4. Accounts Receivable, net

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses.

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2024	$112	$—	$112
Change in accounts receivable, net	113	(8)	105
June 30, 2025	$225	$(8)	$217

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of June 30, 2025, and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Accrued bonus	$625	$1,391
Accrued director compensation	146	391
Accrued research and development	871	1,023
Other	241	383
Total accrued expenses	$1,883	$3,188

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

Note 6. Notes Payable

Insurance Financing

In October 2024, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. As of June 30, 2025, the Company paid the entire balance.

Note 7. Equity Transactions

June 2025 Offering

In June 2025, the Company did a best efforts public offering (the “June 2025 Offering”) pursuant to which the Company issued aggregate of (i) 4,935,385 shares of the Company's common stock, (ii) 1,218,462 pre-funded warrants to purchase up to 1,218,462 shares of Common Stock (the “June 2025 Pre-Funded Warrants”) with an exercise price of $0.0001, (iii) 6,153,847 Series A warrants to purchase up to 6,153,847 shares of Common Stock with an exercise price of $0.65 (the “Series A Warrants”), and (iv) 6,153,847 Series B warrants to purchase up to 6,153,847 shares of Common Stock at an exercise price of $0.65 (the “Series B Warrants”). Collectively, these warrants are referred herein as the "June 2025 Warrants".

The Company received aggregate gross proceeds from the June 2025 Offering of approximately $4.0 million, before deducting fees to H.C. Wainwright & Co. (“Wainwright”) and other estimated offering expenses payable by the Company. The June 2025 Pre-Funded Warrants will not expire and are exercisable upon issuance and at any time until all of the June 2025 Pre-Funded Warrants are exercised in full. As of June 30, 2025, a total of 1,218,462 pre-funded warrants were exercised with no June 2025 Pre-Funded Warrants outstanding.

The Series A Warrants and Series B Warrants were immediately exercisable with the Series A warrants expiring in June 2030 and the Series B Warrants expiring in December 2026.

The Company paid approximately $0.4 million in fees to Wainwright and issued 430,769 warrants (the "June 2025 PA Warrants") to purchase shares of the Company's common stock at an exercise price of $0.8125. The 2025 PA Warrants were exercisable upon issuance and expire on June 20, 2030. The June 2025 PA Warrants, Series A Warrants and Series B Warrants are herein defined as the "June 2025 Warrants".

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all the different warrants issued in connection with the June 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity (deficit).

Standby Equity Purchase Agreement

On April 25, 2025, the Company entered into a standby equity purchase agreement (“Common Stock Purchase Agreement”) and related registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), collectively the “SEPA”. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $15.0 million in aggregate gross purchase price of newly issued shares of Common Stock, subject to certain limitations and conditions as described below (the “SEPA Program”) at a purchase price equal to 97% of the lesser of (i) the lowest sale price of the common stock on the purchase date or (ii) average of the three lowest closing sale prices of the common stock over the last ten business days prior to the purchase date.

The Company controls the timing and amount of any sales to Lincoln Park, which depend on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, Lincoln Park’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

Company’s stock. In all instances, the Company may not sell shares of Common Stock under the Purchase Agreement if it would result in Lincoln Park and its affiliate beneficially owning more than 9.99% of outstanding voting power or shares of the Common Stock at any one point in time. Additionally, the Company may not issue more than 1,981,163 shares of common stock under the Common Stock Purchase Agreement for less than $1.25 unless shareholder approval is obtained.

As part of the SEPA, the Company agreed to pay Lincoln Park 236,406 shares of the Company’s common stock, valued at approximately $0.3 million on the date of issuance, April 25, 2025 (the “Commitment Fee”).

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company analyzed the terms of the freestanding put right and concluded that it has an immaterial value as of June 30, 2025.

The Company has not yet raised any capital nor issued any shares from the use of the SEPA.

February 2025 Offering

In January 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the "Q1 2025 SPA"), pursuant to which the Company issued on February 3, 2025, to the investor, (i) in a registered direct offering, 713,000 shares of the Company’s common stock, and pre-funded warrants to purchase 2,816,412 shares of Common Stock (the "February 2025 Pre-Funded Warrants") with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, warrants to purchase 3,529,412 shares of common stock with an exercise price of $1.70 (“February 2025 Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “February 2025 Offering". Collectively, the warrants are referred herein as "the February 2025 Warrants".

The Company received aggregate gross proceeds from the February 2025 Offering of approximately $6.0 million, before deducting fees to H.C. Wainwright & Co. (“Wainwright”) and other estimated offering expenses payable by the Company. The February 2025 Pre-Funded Warrants did not have a set expiration and were exercisable upon issuance and at any time until all of the February 2025 Pre-Funded Warrants were exercised in full. As of June 30, 2025, a total of 2,816,412 pre-funded warrants were exercised, leaving no remaining February 2025 Pre-Funded Warrants outstanding.

The February 2025 Common Warrants became exercisable on March 28, 2025, the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the warrants and expire on March 28, 2030.

Prior to their exercise, the February 2025 Pre-Funded Warrants had dividend participation rights, and any unexercised pre-funded warrants are included in the Company's weighted-average shares outstanding for calculation the Company's net loss per share.

In connection with the January 2025 Offering, the Company amended the exercise price of the Series A and Series B common warrants (collectively “January 2024 Warrants”), issued in a financing transaction with the institutional investor in January 2024, to $1.70 from the original exercise price of $20.76. Furthermore, the expiration date of 216,816 of the January 2024 Warrants was extended to January 30, 2029, upon stockholder approval on March 28, 2025. With the amendment to the expiration date, all of the January 2024 Warrants now expire in 2029.

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

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all the different warrants issued or amended in connection with the February 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity / (deficit).

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

Through June 30, 2025, the Company has raised approximately $6.8 million utilizing the ATM since inception in August 2024, issuing 3,207,573 shares of the Company’s Common Stock. During the six months ended June 30, 2025, the Company raised approximately $2.1 million, net of offering costs, issuing 1,427,685 of the Company's common stock.

Note 8. Warrants

The Company issued warrants in connection with various financing transactions. The Company had the following warrants outstanding at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Liability Classified Warrants
Private Placement Warrants	229,520	229,520
PIPE Investor Warrants	20,000	20,000
Subtotal	249,520	249,520

Equity Classified Warrants
June 2025 Warrants	12,738,463	—
February 2025 Warrants	3,776,471	—
July 2024 Warrants	1,014,219	1,014,219
January 2024 Warrants	672,129	672,129
Public Stockholders’ Warrants	422,000	422,000
Legacy Warrants	1,499	1,957
Subtotal	18,624,781	2,110,305
Grand Total	18,874,301	2,359,825

The following tables provide the weighted-average strike price and time to maturity for each warrant share

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

equivalent outstanding for each warrant tranche as of June 30, 2025 and December 31, 2024(*):

June 30, 2025	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	2.33
PIPE Investor Warrants	20,000	$287.50	2.33

Equity Classified Warrants
June 2025 Warrants	12,738,463	$0.66	3.29
February 2025 Warrants	3,776,471	$1.73	4.74
July 2024 Warrants	1,014,219	$10.72	4.03
January 2024 Warrants	672,129	$2.38	3.94
Public Stockholders’ Warrants	422,000	$287.50	2.33
Legacy SeaStar Inc. Warrants	1,499	$250.00	1.67

December 31, 2024	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	2.82
PIPE Investor Warrants	20,000	$287.50	2.82

Equity Classified Warrants
July 2024 Warrants	1,014,219	$10.72	4.53
January 2024 Warrants	672,129	$20.83	3.01
Public Stockholders’ Warrants	422,000	$287.50	2.82
Legacy SeaStar Inc. Warrants	1,957	$250.00	1.38

* - The above warrant tranches can include classes of warrants with original or amended terms of between eighteen months to five years.

Below is the warrant activity for the six months ended June 30, 2025, for those warrants with activity during the six months ended June 30, 2025:

	June 2025 Warrants	June 2025 Pre-Funded Warrants	February 2025 Warrants	February 2025 Pre-Funded Warrants
Outstanding as of December 31, 2024	—	—	—	—
Issuance	12,738,463	1,218,462	3,776,471	2,816,412
Exercised	—	(1,218,462)	—	(2,816,412)
Forfeited / cancelled	—	—	—	—
Outstanding as of June 30, 2025	12,738,463	—	3,776,471	—

During the three and six months ended June 30, 2025, the Company incurred a gain of approximately $16 thousand and $32 thousand from the mark-to-market adjustment for all remaining liability classified warrants, respectfully.

Note 9. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company’s unaudited

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$23	$(7)	$46	$112
General and administrative	74	48	218	363
Total stock-based compensation	$97	$41	$264	$475

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

Stock Options

Option activity for the period ended June 30, 2025, is as follows:

2022 Omnibus Incentive Plan - Stock Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	13,114	$46.00	$—	8.2
Exercised	—
Issued	—
Forfeited / cancelled	(1,916)
Outstanding at June 30, 2025	11,198	$46.00	$—	7.7
Vested and exercisable at June 30, 2025	11,198	$46.00	$—	7.7

2019 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	8,817	$44.30	$—	5.5
Exercised	—
Issued	—
Forfeited / cancelled	(980)
Outstanding at June 30, 2025	7,837	$44.30	$—	5.0
Vested and exercisable at June 30, 2025	7,742	$44.90	$—	5.0

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	219,500	$5.09
Granted	114,000
Vested	(13,295)
Forfeited / cancelled	—
Outstanding at June 30, 2025	320,205	$3.29

2019 Stock Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	747	$200.00
Granted	—
Vested	(747)
Forfeited / cancelled	—
Outstanding at June 30, 2025	—	$—

Note 10. Commitments and Contingencies

Lease Agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was approximately $16 thousand and $37 thousand for the three and six months ended June 30, 2025, and approximately $8 and $16 thousand for the three and six months ended June 30, 2024, respectively.

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

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

10b-5 promulgated thereunder and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. The Company intends to vigorously defend the action.

The Company has not recognized a contingent liability for this Class Action event as it does not qualify for the recognition criteria under ASC 450, Contingencies.

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

Fair Value Measurement Hierarchy

The following table presents the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets, or goodwill which can require non-recurring measurements for impairment.

Summary of Level 3 Input Changes

	Fair Value Measurements at June 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
	$—	$—	$1	$1

	Fair Value Measurements at December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$33	$33
Total	$—	$—	$33	$33

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the six months ended June 30, 2025 (in thousands):

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

Level 3 Roll Forward	Liability Classified Warrants
Balance December 31, 2024	$33
Additions	—
Cash paid to settle	—
Shares issued upon conversion or exercise	—
Changes in fair value	(32)
Balance June 30, 2025	$1

Level 3 Inputs

For assets or liabilities for which the Company is required to remeasure the fair value on a recurring basis at each reporting date, generally the Company is required to disclose certain quantitative data related to the inputs used at the most recent reporting period date. However, for those assets or liabilities for which the Company has elected to take the fair value option in accordance with ASC 825, Financial Instruments, then such quantitative disclosures are not required.

Liability Classified Warrants

The liability classified warrants as of June 30, 2025 and December 31, 2024, include three classes of warrants, and therefore, the range of assumptions used has been provided. Significant assumptions used in valuing warrants which require liability classification were as follows as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024
Expected volatility	130.00%	130.00%
Equivalent term	2.33	2.825
Risk-free rate	3.71%	4.27%
Dividend yield	0.00%	0.00%
Stock price	$0.43	$1.94
Strike price	$287.50	$287.50

Note 12. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Except as noted below, due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company has recognized an insignificant provision for certain minimum state taxes of approximately $3 thousand as of June 30, 2025.

The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

Note 13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,002)	$(3,236)	$(5,774)	$(15,933)
Weighted-average shares outstanding - basic and diluted	11,329,517	3,154,782	9,981,215	2,975,248
Basic and diluted net loss per share	$(0.18)	$(1.03)	$(0.58)	$(5.36)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2025	2024
Liability classified warrants	249,520	249,520
Equity classified warrants	18,624,781	1,096,085
Employee based options to purchase common stock	18,940	22,653
Unvested employee based restricted stock units	320,205	40,068
Total	19,213,446	1,408,326

Note 14. Segment Reporting

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had total assets of $8.4 million and $4.7 million, as of June 30, 2025 and December 31, 2024, respectively.

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

The following table represents the Company’s sole segment’s operating results for the six months ended June 30, 2025 and 2024, respectively(*).

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

	Three Months Ended June 30, 2025		Six Months Ended June 30,
	2025	2024	2025	2024

Net Revenue	$338	$—	$631	$—
Cost of goods sold	27	—	27	—
Gross profit	$311	$—	$604	$—
Operating expenses
Research and development	1,037	2,334	3,468	4,031
General and administrative	1,030	2,335	2,716	4,588
Total operating expenses	$2,067	$4,669	$6,184	$8,619
Loss from operations	$(1,756)	$(4,669)	$(5,580)	$(8,619)

(*) - The above table excludes non-operating expenses consisting of interest expense, interest income, and gains and losses from changes in the fair value of liability classified financial instruments such as warrants and convertible debt.

Note 15. Subsequent Events

July 2025 Public Offering

On July 10, 2025, the Company entered into a Securities Purchase Agreement (the “July 2025 SPA”) with certain institutional investors (the “July 2025 Purchasers”), pursuant to which the Company sold and issued to the July 2025 Purchasers, (i) in a registered direct offering, 4,841,232 shares of the Company’s common stock, par value $0.0001 per share of Common Stock, and pre-funded warrants to purchase up to 401,232 shares of the Company's common stock (the “July 2025 Pre-Funded Warrants”) at an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 5,242,464 shares of Common Stock (the “July 2025 Common Warrants”) at an exercise price of $0.638 per share.

The combined offering price for each share of Common Stock and accompanying July 2025 Common Warrant was $0.763, and the combined offering price for each July 2025 Pre-Funded Warrant and accompanying July 2025 Common Warrant was $0.762. Such public offering are referred to herein as the “July 2025 Offering”).

The July 2025 Common Warrants are exercisable upon issuance and will expire on the fifth anniversary of the effective date of the registration statement filed by the Company registering the resale of the shares of common stock underlying the Common Warrants. The July 2025 Pre-Funded Warrants will not expire and are exercisable commencing on the date of issuance and at any time until all of the July 2025 Pre-Funded Warrants are exercised in full.

Pursuant to an engagement agreement (as amended, the “Engagement Agreement”) with H.C. Wainwright & Co., LLC (the “July 2025 Placement Agent”), the Company agreed to pay the July 2025 Placement Agent in connection with the July 2025 SPA (i) a cash fee equal to 7.0% of the aggregate gross proceeds received in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds received in the July 2025 Offering, (iii) a non-accountable expense allowance of $25,000, (iv) reimbursement of up to $50,000 for legal fees and expenses and other out of pocket expenses, and (v) closing fee of $15,950.

Also pursuant to the Engagement Agreement, the Company, in connection with the July 2025 Offering, agreed to issue to the Placement Agent or its designees warrants (the “July 2025 Placement Agent Warrants”) to purchase up to an aggregate of 366,972 shares of Common Stock. The July 2025 Placement Agent Warrants will have an exercise price of $0.9538 per share (which represents 125% of the offering price per Share and accompanying Common Warrant), are exercisable upon issuance and will expire on July 10, 2030.

August 2025 Registered Direct Offering

SeaStar Medical Holding Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

On July 31, 2025, the Company entered into a Securities Purchase Agreement (the “August 2025 SPA”) with certain institutional investors (the “August 2025 Purchasers”), pursuant to which the Company sold and issued to the August 2025 Purchasers, (i) in a registered direct offering, 4,960,544 shares of the Company’s common stock (the “August 2025 Shares”), par value $0.0001 per share, and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 4,960,544 shares of Common Stock (the “August 2025 Common Warrants”) at an exercise price of $0.762 per share. The combined offering price for each Share and accompanying Common Warrant was $0.887. The August 2025 Common Warrants are exercisable upon issuance and will expire on the fifth anniversary of the effective date of the registration statement filed by the Company registering the resale of the shares of common stock underlying the August 2025 Common Warrants. Such registered direct offering and concurrent private placement are referred to herein as the “August 2025 Offering”, which closed August 1, 2025.

Pursuant to the Engagement Agreement with H.C. Wainwright & Co., LLC (the “August 2025 Placement Agent”), the Company agreed to pay the August 2025 Placement Agent in connection with the August 2025 Offering (i) a cash fee equal to 7.0% of the aggregate gross proceeds received in the August 2025 Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds received in the August 2025 Offering, (iii) a non-accountable expense allowance of $25,000, (iv) reimbursement of up to $50,000 for legal fees and expenses and other out of pocket expenses, and (v) closing fee of $15,950. Also pursuant to the Engagement Agreement, the Company, in connection with the August 2025 Offering, agreed to issue to the August 2025 Placement Agent or its designees warrants (the “August 2025 Placement Agent Warrants”) to purchase up to an aggregate of 347,238 shares of Common Stock (the “August 2025 Placement Agent Warrant Shares”). The August 2025 Placement Agent Warrants will have an exercise price of $1.1088 per share (which represents 125% of the offering price per Share and accompanying August 2025 Common Warrant), are exercisable upon issuance and will expire on July 31, 2030.

Shareholder Approval of Additional 2022 Omnibus Incentive Plan Shares

On July 3, 2025, at the annual meeting of the stockholders, the stockholder approved an amendment and restatement of the Company’s 2022 Omnibus Equity Incentive Plan (the “Plan”) to (i) increase the number of authorized shares of common stock ("Common Stock") from 570,457, as adjusted for a 1-for-25 reverse stock split, to 2,070,457 and (ii) remove the evergreen provision.

Nasdaq Bid Price Requirement Notice

On July 31, 2025, the Company received a letter from Nasdaq notifying us that the Company was not in compliance with the $1.00 per share minimum bid price requirement (the “Bid Price Requirement”) for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). This letter had no immediate effect on the listing of the Common Stock on Nasdaq and the Company has 180 calendar days from the date of the notice, or until January 27, 2026, to regain compliance with the Bid Price Requirement.

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

Our senior management team has over a combined 73 years of experience in the healthcare industry, including expertise in regulatory and medical affairs, commercialization and distribution in our initial therapeutic priority areas. We also have assembled a team of well-respected scientific advisors who are experts in the development of our technology and products.

There is a substantial clinical need for safe and effective control of hyperinflammation and we believe that our first-in-class SCD therapy can address the large potential market of over one million patients each year that face life-threatening hyperinflammatory conditions, including organ failure and potential loss of life.

We have incurred net losses in each year since our inception in 2007. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $145.3 million and $139.6 million, respectively. Our net losses were $5.8 million and $15.9 million for the six months ended June 30, 2025, and 2024, respectively. For the six months ended June 30, 2025, substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. For the six months ended June 30, 2024, our net losses resulted from a combination of operating costs which were comprised of (i) research and development, and (ii) general and administrative, coupled with non-operating gains and losses due to changes in the fair value of certain liability classified financial instruments.

As of June 30, 2025, and December 31, 2024, we had cash of $6.3 million and $1.8 million, respectively.

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

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited condensed consolidated financial statements are made available. See Note 1 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2025, included elsewhere in this Form 10-Q for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have generated revenue of approximately $0.8 million from the sale of commercialized pediatric SCD products. Our ability to generate product revenue in the future will depend on the successful roll-out of our QUELIMMUNE pediatric SCD to hospitals and the development and eventual successful commercialization of our adult SCD. Until such time we are able to generate significant revenue from product sales, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs and any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” for additional information.

Key Components of Results of Operations

Revenue

Our QUELIMMUNE received HDE approval from the FDA in February 2024. Since that time, we have begun to build out our commercial operations, develop our customer base and initiate commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. Through June 30, 2025, we have recognized approximately $0.8 million of revenue from the sale of QUELIMMUNE. Historically, prior period revenue has been primarily derived from government and other grants. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants.

We expect that any revenue we generate will fluctuate from quarter to quarter as we introduce QUELIMMUNE to pediatric hospital customers. We also continue to develop our adult SCD for which we are enrolling patients in a pivotal clinical trial to support FDA approval. If we fail to complete the development of or fail to obtain regulatory approval to commercialize our adult SCD in a timely manner, our ability to generate future revenue, and our results of operations and financial position, could be materially adversely affected.

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

The Company is continuously reviewing research and development spend to ensure it is aligned with the Company's objectives.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, sales and commercial and finance roles, which also include stock-based compensation expenses and benefits for such employees.

Other significant general and administrative expenses include facilities costs, insurance, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents obtaining financing. As we continue to expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, an enterprise resource planning platform, and branding. However, the Company is also in the process, as evidenced by the results of the three and six months ended June 30, 2025, of reducing overall general and administrative spend, and identifying efficiencies.

Loss from Operations and Operating Margin

Loss from operations consists of our gross profit less our operating expenses. Operating margin is loss from the operations as a percentage of our net sales.

Other Income (Expense), Net

Total other income (expense), net primarily consists of interest expense relating to interest incurred on our notes, interest income due to overnight sweep activity with the Company's main commercial financial institution, change in the fair value of warrants liability, and change in fair value of convertible notes (six and three months ended June 30, 2024 only).

Factors Affecting Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Form 10-Q, including those discussed in Part II, Item 1A, “Risk Factors,” for additional information.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months
	June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue	$338	$—	$338	*
Cost of goods sold	27	—	27	*
Gross profit	311	—	311	*
Operating expenses
Research and development	1,037	2,334	(1,297)	(56)%
General and administrative	1,030	2,335	(1,305)	(56)%
Total operating expenses	2,067	4,669	(2,602)	-56%
Loss from operations	(1,756)	(4,669)	2,940	-63%
Total other income (expense)	(246)	1,436	(1,682)	-117%
Loss before income tax provision	(2,002)	(3,233)	1,258	-39%
Income tax provision (benefit)	—	3	(3)	-100%
Net loss	$(2,002)	$(3,236)	$1,261	-39%

(*) – there was no activity for the three months ended June 30, 2024.

Revenue, Cost of Goods Sold and Gross Profit

Revenue increased $0.3 million, while gross profit also increased $0.3 million for the three months ended June 30, 2025, compared to the same period ending June 30, 2024. This was made possible because we obtained an HDE for QUELIMMUNE in February 2024, and final regulatory clearance to sell commercially from the FDA under this HDE in July 2024. The Company has six customer sites for QUELIMMUNE as of June 30, 2025.

Research and Development Expenses

The following table discloses the breakdown of research and development expense for the three months ended June 30, 2025 compared to the same period ending June 30, 2024:

	Three Months Ended
	June 30,		Change
($ in thousands)	2025	2024	$	%
Clinical trials	$633	$1,325	$(692)	(52)%
External services	48	309	(261)	(84)%
Payroll and personnel expenses	304	633	(329)	(52)%
Other research and development expenses	52	67	(15)	(22)%
	$1,037	$2,334	$(1,297)	(56)%

Research and development expenses for the three months ended June 30, 2025 and 2024 were $1.0 million and $2.3 million, respectively. The decline in research and development expenses of approximately $1.3 million, or 56%, was primarily driven by (i) $0.7 million decline in clinical trial expenses, due to the (a) $0.3 million expense offset due to the services provided to a third-party for certain clinical research services (see Note 2), and (b) and a $0.3 million reduction in pre-clinical consulting services, (ii) $0.3 million decline in external services as a result of the Company's reducing consulting spend as it brought in-house certain assembly and regulatory services, and (iii) $0.3 million net reduction in personnel costs, primarily driven by a $0.5 million favorable reduction in bonus expense due to the agreement by certain employees involved in research and development to rescind unpaid 2023 and 2024 performance bonuses owed to them, offset by a $0.2 million increase in salaries and wage expense due to increased headcount.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 and 2024 were approximately $1.0 million and $2.3 million, respectively. The $1.3 million decrease in general and administrative expenses was the result of (i) $0.3 million decline in audit and accounting related fees, due to the restatement of the 2023 and 2022 financials during the spring of 2024, (ii) $0.5 million decline in Directors' compensation as the active Directors approved the rescission of any earned-but-unpaid director fees as of June 30, 2025, (iii) $0.1 million in certain SEC fees as the Company brought in-house more SEC related filing activities, (iv) $0.2 million decrease in personnel costs primarily driven by the agreement by certain employees involved in general and administrative activities to rescind unpaid bonuses owed to them from 2023 and 2024, and (vi) $0.2 million in a reduction in consultant expenditures.

Other Income (Expense)

Other income (net) reversed from approximately $1.4 million of net other income for the three months ended June 30, 2024, to a $0.3 million loss during the same period ended June 30, 2025. primarily due to (i) the decline in the favorable gain from the decline of the our liability classified warrants from $1.9 million for the three months ended June 30, 2024, compared to the $17 thousand decline in the three months ended June 30, 2025, offset by a (i) $0.4 million loss from the change in liability classified convertible notes during the three months ended June 30, 2024 compared to no such activity during the three months ended June 30, 2025, as no such notes existed during the three months ended June 30, 2025, (iii) $0.1 million decline in interest expense as the Company's overall debt obligations declined for the three months ended June 30, 2025, compared to the same period ended June 30, 2024, and (iv) a $0.3 million fee paid to a third party investor related to the Company's standby equity purchase agreement ("SEPA").

Income Tax Provision (Benefit)

We recorded no provision for income taxes for the three months ended June 30, 2025, and $3 thousand provision for income taxes for the three months ended June 30, 2024.

Net Loss

During the three months ended June 30, 2025, we had a net loss of approximately $2.0 million compared to a net loss of approximately $3.2 million for the three months ended June 30, 2024. The decreased net loss of approximately $1.2 million has been disclosed in the above discussion.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

	Six Months Ended
	June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue	$631	$—	$631	*
Cost of goods sold	$27	$—	$27	*
Gross profit	$604	$—	$604	*
Operating expenses
Research and development	3,468	4,031	(563)	(14)%
General and administrative	2,716	4,588	(1,872)	(41)%
Total operating expenses	6,184	8,619	(2,435)	-28%
Loss from operations	(5,580)	(8,619)	3,066	-36%
Total other expense	(191)	(7,311)	7,120	-97%
Loss before income tax provision	(5,771)	(15,930)	10,186	-64%
Income tax provision	3	3	—	0%
Net loss	$(5,774)	$(15,933)	$10,186	-64%

(*) - there was no activity for the six months ended June 30, 2024.

Revenue, Cost of Goods Sold and Gross Profit

Revenue increased $0.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as we commenced commercial sales in July 2024. This was made possible because we obtained an HDE for QUELIMMUNE in February 2024, and final regulatory clearance to sell commercially from the FDA under this HDE in July 2024. The Company has six customer sites for QUELIMMUNE as of June 30, 2025.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Six Months Ended
	June 30,		Change
($ in thousands)	2025	2024	$	%
Clinical trials	$1,902	$1,938	$(36)	(2)%
External services	151	654	(503)	(77)%
Payroll and personnel expenses	1,229	1,323	(94)	(7)%
Other research and development expenses	186	116	70	60%
	$3,468	$4,031	$(563)	(14)%

Research and development expenses for the six months ended June 30, 2025 and 2024 were $3.5 million and $4.0 million, respectively. The decline in research and development expenses of approximately $0.5 million, or 13%, was primarily driven by (i) a $0.1 million net reduction in personnel costs, primarily driven by a $0.5 million favorable reduction in bonus expense due to the agreement by certain employees involved in research and development to rescind unpaid 2023 and 2024 performance bonuses owed to them, offset by a $0.4 million increase in salaries and wages due to increased headcount , (ii) $0.3 million decline in consulting services, (iii) $0.4 million decline in pre-clinical related services, and offset by (i) $0.3 million increase in clinical trial site costs as we have continued to increase the number of Neutralize-AKI sites and patients.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 and 2024 were approximately $2.7 million and $4.6 million, respectively. The $1.8 million decrease in general and administrative expenses was the result of (i) $0.2 million decline in personnel costs due to the rescission of certain employee bonuses arising from performance in 2023 and 2024, (ii) $0.1 million decline in employee conferences and seminars, (iii) $0.5 million decline in accounting related fees, due to the fact that the Company was dealing with certain restatement activities during the spring of 2024, (iv) $0.3 million decline related to legal fees, (v) $0.1 million in recruiting fees that were avoided for the six months ended June 30, 2025, (vi) $0.1 million decline in conferences and seminars, and (vi) $0.5 million decline in Directors' compensation as the active Directors approved the rescission of any earned-but-unpaid director fees as of June 30, 2025 for active Directors.

Other Expense

Other expenses (net) decreased approximately $7.1 million, a decline of approximately 97% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The key drivers for this decrease were as follows: (i) the Company recognized a loss of $6.1 million for changes in the fair value of convertible notes during the six months ended June 30, 2024, however, the Company did not have any convertible notes outstanding during the six months ended June 30, 2025, (ii) the Company recognized a gain of $33 thousand for its liability classified warrants for the six months ended June 30, 2025, while incurring a loss of approximately $1.0 million for the six months ended June 30, 2024, largely driven by the value of the Company's stock and certain features of warrants that were in existence during the six months ended June 30, 2024, that are no longer outstanding in 2025, (iii) the Company recognized interest income, net of expenses of $74 thousand during the six months ended June 30, 2024, compared to net interest expense of $200 thousand during the six months ended June 30, 2025. This was because the Company reduced its outstanding debt obligations from approximately $3.1 million as of June 30, 2024, to no outstanding debt or notes payable obligations as of June 30, 2025. This was offset by a $0.3 million fee paid to a third-party investor related to the Company's standby equity purchase agreement ("SEPA").

Income Tax Provision

We recorded a provision for income taxes of $3 thousand for both the six months ended June 30, 2025, and June 30, 2024.

Net Loss

During the six months ended June 30, 2025, we had a net loss of approximately $5.8 million compared to a net loss of approximately $15.9 million for the six months ended June 30, 2024. The decreased net loss of approximately $10.1 million has been disclosed in the above discussion.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2025 and December 31, 2024, we had shareholders equity of approximately $3.3 million and we had an accumulated deficit of approximately $145.3 million and $139.6 million, respectively.

As of June 30, 2025, and December 31, 2024, we had cash of $6.3 million and $1.8 million, respectively. Based on our results of our operations and liquidity as of June 30, 2025, and even when taking into account (i) a public offering in the second quarter of 2025, (ii) a registered direct offering in the first quarter of 2025, and (iii) access to raise money on an at-the-market facility ("ATM Facility") and standby equity purchase agreement ("SEPA"), we believe our cash and cash equivalents are insufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited condensed consolidated financial statements for the six months ended June 30, 2025, are made available. We believe that this raises substantial doubt about our ability to continue as a going concern. While the Company raised additional capital in July of 2025, this additional subsequent increase in our available cash would not be sufficient to change this conclusion had that capital raise occurred prior to June 30, 2025.

To finance our operations, we will need to raise additional capital. As described below, we cannot expect to receive any cash proceeds from the exercise of warrants in the near term, because the exercise of warrants is not in our control. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. We do not currently have any committed external source of funds. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited condensed consolidated financial statements for the period ended June 30, 2025.

In April 2025, the Company entered into a $15 million SEPA and unused available capacity on the ATM Facility that will allow us to potentially raise up to approximately $18.2 million (The ATM is subject baby-shelf limitations as the Company is currently limited by general instruction I.B.6 to Form S-3)

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results, and financial condition. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

If exercised, we could receive the proceeds from any exercise of warrants that are exercised for cash pursuant to their terms. To the extent any warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. We would expect to use any such proceeds received from warrants that are exercised for cash in the future for general corporate and working capital purposes, which would increase our liquidity. However, we will only receive such proceeds if and when the warrant holders exercise the warrants. The exercise of the warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our common stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. There is no assurance that the warrant holders will elect to exercise for cash any or all of such warrants, and we believe that any such exercise currently is unlikely to occur. The likelihood that warrant holders will exercise the warrants, and therefore the amount of cash proceeds that we would receive from such exercise, is dependent upon the trading price of our common stock. If the trading price for our common stock remains less than the respective exercise price of our outstanding warrants, we believe our warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless, and we may not receive any proceeds from the exercise of the warrants. To the extent that any of the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease.

As of the date of this Quarterly Report, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our warrants and the merit of including potential cash proceeds from the exercise in our liquidity projections.

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our adult SCD for approval by the FDA, invest in commercialization of QUELIMMUNE and continue to develop the next generation SCDs and (ii) if regulatory approval is obtained, to launch and commercialize our adult SCD in the U.S. market, including potential subsequent launches in key international markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Contractual Obligations and Commitments

As of June 30, 2025, the Company does not have any contractual obligations or commitments outstanding. During June 2025, the Company paid down the remaining $0.2 million of outstanding insurance financing obligation that was originally to be paid down through October 2025.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Six Months Ended
	June 30,
($ in thousands)	2025	2024
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(5,661)	$(6,312)
Investing activities	—	—
Financing activities	10,144	7,315
Net increase in cash	$4,483	$1,003

Net cash used in operating activities for the six months ended June 30, 2025 was $5.7 million compared to $6.3 million for the six months ended June 30, 2024. The decrease in cash used for operating activities of $0.6 million is primarily due to the $0.6 million due to (i) the timing of certain payments from customers or to vendors to reduce our cash outflows for operating activities and (ii) the Company's reduced operating expenditures during the six months ended June 30, 2025 compared to the same period ended June 30, 2024.

Net cash provided by financing activities for the six months ended June 30, 2025 was $10.1 million, was primarily related to (i) $5.2 million received from the issuance of new shares of common stock, and (ii) $5.6 million in proceeds from issuance of pre-funded warrants. This was offset by approximately $0.6 million paid to settle outstanding notes payable.

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

There has been no material change from the policies or methods disclosed in our Annual Report to Form 10-K filed March 27, 2025, and as amended by Form 10-K/A filed April 23, 2025, for the year-ended December 31, 2025.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Derivative Claims

On July 5, 2024, Forrest A K Wells, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the District of Colorado, captioned Wells v. SeaStar Medical Holding Corporation, et al., Case No. 1:24-cv-0187 (the “Class Action”). The Class Action alleges that the Company, our Chief Executive Officer, and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding: (a) the projected timing for obtaining FDA approval of our SCD; and (b) our recognition of certain financial instruments, allegedly culminating in our restatement of our consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder, and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. On March 4, 2025, the Plaintiff filed an amended complaint. On May 5, 2025, the Defendants filed a motion to dismiss the amended complaint. On June 20, 2025, the Plaintiff filed an opposition to the Defendants’ motion to dismiss. The motion to dismiss remains pending before the court.

On December 13, 2024, Jose Lazo, a purported stockholder of ours, filed a putative stockholder derivative action in the United States District Court for the District of Colorado, captioned Lazo v. Schlorff, et. al., Case No. 1:24-cv-3444 (the “Derivative Action”). The factual allegations of the Derivative Action are substantially similar to those of the Class Action. The Derivative Action complaint asserts claims against our Chief Executive Officer, former Chief Financial Officer, and certain members and former members of our Board of Directors for breach of fiduciary duty and claims pursuant to the Securities Exchange Act of 1934, including Section 14(a), Section 10(b), Rule 10b-5 promulgated thereunder, and Section 21D. Among other remedies, the Derivative Action seeks to recover damages and restitution on behalf of us and certain injunctive relief concerning our corporate governance and internal controls. On January 30, 2025, upon joint motion of the parties, the Court stayed the Derivative Action pending the Court’s resolution of the motion to dismiss filed in the Class Action. Additional stockholders may file substantially similar putative derivative complaints in the future. We will not make separate disclosure of any such complaints unless they are materially different than the Derivative Action.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our other public filings, which could materially affect our business, financial condition or future results. No additional risk factors have arisen that have not already been disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2024, filed March 27, 2025, except as set forth below.

There is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern, and, if we are unable to obtain additional financing, may be required to pursue a restructuring of our operations or reorganization proceedings under applicable U.S. bankruptcy or insolvency laws.

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our clinical programs. As of June 30, 2025, we have positive working capital of $2.6 million while we had negative working capital of $3.0 million on December 31, 2024, respectively. We currently do not have sufficient capital to support our operations and complete our planned regulatory approval process. We will need to secure additional capital to continue our operations, and such funding may not be available on acceptable terms, or at all.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2024 financial statements, included in our Annual Report on Form 10-K filed on March 27, 2025, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

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
•
seek corporate partners on terms that are less favorable than might otherwise be available; or
•
relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we will be prevented from pursuing development and commercialization efforts, including completing the clinical trials and regulatory approval process for our SCD product candidates, which would have a material adverse impact on our business, results of operations and financial condition.

In the event we pursue a restructuring or reorganization under applicable law, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we seek to pursue a restructuring, or if we file for relief under the United States Bankruptcy Code, either Chapter 7, Chapter 11 or other proceedings, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our customers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions to terminate contracts; and the actions and decisions of our stakeholders and other third parties who have interests in our proceedings that may be inconsistent with our operational and strategic plans. Any delays in our proceedings would increase the risks of our being unable to reorganize our business and emerge from any such proceedings and may increase our costs associated with the process or result in prolonged operational disruption for us. Also, we would need the prior approval of a court for transactions outside the ordinary course of business during the course of any such proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any such proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek available protections, we will emerge from protection as a going concern or that holders of our common stock will receive any recovery.

Proposed legislation in the U.S. Congress, including changes in U.S. tax law, may adversely impact us and the value of our shares of Common Stock, Pre-Funded Warrants, Warrants and Warrant Shares.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of our shares of Common Stock, Pre-Funded Warrants, Warrants and Warrant Shares. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of our shares of Common Stock, Pre-Funded Warrants, Warrants and Warrant Shares. Additionally, states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us and purchasers of our shares of Common Stock, Pre-Funded Warrants, Warrants and Warrant Shares is uncertain

On May 22, 2025, the U.S. House of Representatives passed a tax bill, which the Senate Finance Committee subsequently modified and released on June 16, 2025, that, if enacted into law in its current form, may affect the U.S. federal income tax considerations applicable to certain non-U.S. investors in our shares of Common Stock, Pre-Funded Warrants, Warrants and Warrant Shares. In particular, the bill proposes to add new Section 899 to the Code, which could significantly increase the aggregate tax liability of certain non-U.S. investors with respect to their investment in our shares of Common Stock, Pre-Funded Warrants, Warrants and Warrant Shares. The likelihood of the bill or other similar legislation being enacted is uncertain, and the provisions of the bill or other similar legislation may change prior to enactment. Non-U.S. investors are urged to consult their tax advisors regarding the potential application of proposed Section 899 of the Code with respect to their investment in our shares of Common Stock, Pre-Funded Warrants, Warrants and Warrant Shares.

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

For example, on June 24, 2024, we received a written notification from the Listing Qualifications staff of Nasdaq that we were not in compliance with the requirement to maintain a minimum market value of listed securities of $35 million, as set forth in the MVLS Rule, because the market value of our Securities had been below $35 million for 30 consecutive business days. We had an initial 180 days, or until December 23, 2024, to regain compliance with the MVLS Requirement.

On December 24, 2024, we received the Notification from Nasdaq stating that we had not regained compliance with the Rule. Pursuant to the Notification, the Securities were subject to delisting from Nasdaq on January 3, 2025, unless we requested a hearing before the Panel by December 31, 2024.

We requested a hearing before the Panel by December 31, 2024. As disclosed in a Form 8-K on March 13, 2025, on March 11, 2025, we received a letter from the Panel granting our request to continue listing our Common Stock on Nasdaq, subject to certain conditions. The Panel’s decision provided us with an exception until June 22, 2025, to demonstrate compliance with the Minimum Stockholders’ Equity Requirement (as defined below) for continued listing set forth in Nasdaq Listing Rule 5550(b). The Panel reviewed our compliance plan, which includes the continuation of fundraising efforts that began in 2024 and strategies for achieving long-term compliance with the Stockholders’ Equity Requirement. As part of the conditions outlined in the Panel’s decision, we are required to, on or before June 22, 2025:

•
file a public disclosure describing the transactions undertaken to increase our equity and providing an indication of our equity following those transactions; and
•
provide the Panel with an update on our fundraising plans and updated income projections for the next 12 months, with all underlying assumptions clearly stated.

On July 1, 2025, we received a letter from Nasdaq confirming that we have regained compliance with Nasdaq’s minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Nasdaq noted in its letter that to maintain compliance, we will have to raise additional funds, otherwise we will be below the Minimum Stockholders’ Equity Requirement by the end of July.

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor until July 1, 2026. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds us again out of compliance with the Minimum Stockholders’ Equity Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), we would not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor would we be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3).

Instead, the Staff would issue a “Delist Determination Letter” and we would have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

On July 31, 2025, we received a letter from Nasdaq notifying us that we were not in compliance with the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2).

This letter had no immediate effect on the listing of the Company’s Common Stock on Nasdaq and we have 180 calendar days from the date of the notice, or until January 27, 2026, to regain compliance with the Bid Price Requirement.

There can be no assurance that we will be able to comply with the Stockholder’s Equity Requirement or Bid Price Requirement, or maintain compliance with other Nasdaq listing requirements. If we fail to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, the Securities could be subject to delisting from Nasdaq, unless another exception is granted by Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2025, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

4.1*	Form of Pre-Funded Warrant to Purchase Common Stock dated June 20, 2025
4.2*	Form of Series A Common Stock Purchase Warrant to Purchase Common Stock dated June 20, 2025
4.3*	Form of Series B Common Stock Purchase Warrant to Purchase Common Stock dated June 20, 2025
4.4*	Form of Placement Agent Warrant to Purchase Common Stock dated June 20, 2025
4.5	Form of Pre-Funded Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K filed on July 14, 2025)
4.6	Form of Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed on July 14, 2025)
4.7	Form of Placement Agent Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 of Form 8-K filed on July 14, 2025)
4.8	Form of Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 1, 2025)
4.9	Form of Placement Agent Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 1, 2025)
10.1	Form of Confidential Bonus Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 11, 2025).
10.2*	Form of Securities Purchase Agreement dated June 20, 2025
10.3	Form of Securities Purchase Agreement dated July 10, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 2025)
10.4	Form of Securities Purchase Agreement dated July 31, 2025 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 1, 2025)
10.5

Engagement Agreement, dated May 17, 2024, by and between SeaStar Medical Holding Corporation and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.14 of Form S-1/A filed on June 20, 2025).

10.6

Amendment to the Engagement Agreement, dated April 1, 2025, by and between SeaStar Medical Holding Corporation and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.15 of Form S-1/A filed on June 20, 2025).

10.7*+	Amended and Restated SeaStar Medical Holding Corporation 2022 Omnibus Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: August 13, 2025	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ David Green
David Green
Chief Financial Officer (Principal Financial and Accounting Officer)