Form 10-Q
period 2025-09-30
SeaStar Medical Holding Corp
filed 2025-11-13
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 7, 2025, the registrant had 36,047,134 shares of common stock, $0.0001 par value per share, outstanding.

SeaStar Medical Holding Corporation

September 30, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$13,763	$1,819
Accounts receivable, net of allowance for credit losses of $7 and $0, respectively	221	112
Inventory	83	—
Prepaid expenses	807	1,835
Total current assets	14,874	3,766
Other assets	656	892
Total assets	$15,530	$4,658

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$2,018	$3,046
Accrued expenses	2,047	3,188
Notes payable, net of deferred financing costs	—	574
Liability classified warrants	1	33
Total current liabilities	4,066	6,841
Total liabilities	4,066	6,841
Commitments and contingencies (Note 10)
Stockholders’ equity/(deficit)
Preferred stock - $0.0001 par value, 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock - $0.0001 par value per share; 450,000,000 and 500,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 34,096,420 and 5,977,246 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	160,271	137,379
Accumulated deficit	(148,810)	(139,564)
Total stockholders’ equity/(deficit)	11,464	(2,183)
Total liabilities and stockholders’ equity/(deficit)	$15,530	$4,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenue	$183	$68	$814	$68
Cost of goods sold	14	—	41	—
Gross profit	169	68	773	68
Operating expenses
Research and development	1,850	2,336	5,318	6,367
General and administrative	1,898	2,188	4,614	6,776
Total operating expenses	3,748	4,524	9,932	13,143
Loss from operations	(3,579)	(4,456)	(9,159)	(13,075)
Other income (expense)
Interest income	107	58	200	82
Interest expense	—	(272)	(18)	(497)
Other financing costs	—	—	(298)	—
Change in fair value of convertible notes	—	—	—	(6,145)
Change in fair value of warrants liability	—	192	32	(773)
Total other income (expense), net	107	(22)	(84)	(7,333)
Loss before provision for income taxes	(3,472)	(4,478)	(9,243)	(20,408)
Provision for income taxes	—	—	3	3
Net loss	$(3,472)	$(4,478)	$(9,246)	$(20,411)
Net loss per share of common stock, basic and diluted	$(0.13)	$(1.10)	$(0.60)	$(6.10)
Weighted-average shares outstanding, basic and diluted	26,393,400	4,086,871	15,512,119	3,348,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

(unaudited)

(in thousands, except for share and per-share amounts)

	For the Nine months ended September 30, 2025 and 2024
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2023	2,016,078	$1	$100,863	$(114,734)	$(13,870)
Issuance of shares - conversion of convertible notes	507,912	—	9,389	—	9,389
Issuance of shares - exercise of warrants	352,074	—	3,959	—	3,959
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	252,182	—	8,309	—	8,309
Stock-based compensation	—	—	434	—	434
Net loss	—	—	—	(12,697)	(12,697)
Balance, March 31, 2024	3,128,246	$1	$122,954	$(127,431)	$(4,476)
Issuance of shares - conversion of convertible notes	92,858	—	826	—	826
Issuance of shares - exercise of warrants	—	—	(56)	—	(56)
Stock-based compensation	—	—	41	—	41
Net loss	—	—	—	(3,236)	(3,236)
Balance, June 30, 2024	3,221,104	$1	$123,765	$(130,667)	$(6,901)
Issuance of shares - equity offerings, net of issuance costs	960,086	—	8,917	—	8,917
Issuance of shares - stock issued for Board compensation in-lieu of cash	10,120	—	210	—	210
Issuance of shares - vesting of RSUs	12,766	—	—	—	—
Issuance of shares - stock issued for employee bonuses	10,323	—	—	—	—
Stock-based compensation	—	—	200	—	200
Net loss	—	—	—	(4,478)	(4,478)
Balance, September 30, 2024	4,214,399	$1	$133,092	$(135,145)	$(2,052)

Balance, December 31, 2024	5,977,246	$2	$137,379	$(139,564)	$(2,183)
Issuance of shares - exercise of warrants	2,070,412	—	2	—	2
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	1,202,133	—	6,351	—	6,351
Issuance of shares - vesting of restricted stock units	7,972	—	—	—	—
Stock-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,772)	(3,772)
Balance, March 31, 2025	9,257,763	$2	$143,899	$(143,336)	$565
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	7,843,777	—	4,383	—	4,383
Issuance of shares - standby equity purchase agreement commitment fee	236,406	—	298	—	298
Issuance of shares - vesting of restricted stock units	5,323	—	—	—	—
Stock-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,002)	(2,002)
Balance, June 30, 2025	17,343,269	2	148,677	(145,338)	3,341
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	13,897,008	1	9,488		9,489
Issuance of shares - exercise of warrants	2,792,307	—	1,816	—	1,816
Issuance of shares - vesting of restricted stock units	63,836	—	—	—	—
Stock-based compensation	—	—	290	—	290
Net loss	—	—	—	(3,472)	(3,472)
Balance, September 30, 2025	34,096,420	$3	$160,271	$(148,810)	$11,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(9,246)	$(20,411)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	18	102
Change in fair value of convertible notes (issued, converted and outstanding)	—	6,145
Change in fair value of liability classified warrants (exercised and outstanding)	(32)	773
Shares issued for the standby equity purchase agreement commitment fee	298	—
Stock-based compensation	554	675
Change in operating assets and liabilities
Accounts receivables, net	(109)	(68)
Inventory	(83)	—
Prepaid expenses	1,028	666
Other assets	236	235
Accounts payable	(1,028)	(858)
Accrued expenses	(1,141)	932
Other liabilities	—	495
Net cash used in operating activities	(9,505)	(11,314)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	979
Payment of convertible notes	—	(700)
Proceeds from issuance of shares, net of offering costs	14,337	13,582
Proceeds from exercise warrants	1,818	853
Proceeds of pre-funded warrants	5,886	3,766
Payment of notes payable	(592)	(5,260)
Net cash provided by financing activities	21,449	13,220
Net increase in cash	11,944	1,906
Cash, beginning of period	1,819	176
Cash, end of period	$13,763	$2,082

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$523
Exercise of liability classified warrants	$—	$3,106
Shares issued from conversion of convertible notes	$—	$10,210
Board compensation settled in shares of common stock in-lieu of cash	$—	$210
Issuance of convertible note warrants	$—	$586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

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

The Company received FDA approval on February 21, 2024, under a Humanitarian Device Exemption (“HDE”) for the Company’s pediatric version of its Selective Cytopheretic Device ("SCD") therapy.  It is the only FDA approved product for use in pediatric patients with AKI due to sepsis or a septic condition requiring kidney replacement therapy.  The Company shipped its first commercial pediatric SCD (“QUELIMMUNE”) in July 2024. In addition, the Company is currently conducting a pivotal clinical trial to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy (“CRRT”).

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future annual or interim period.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

Segment Information

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had a total of 17 employees at September 30, 2025, and total assets of $15.5 million and $4.7 million, as of September 30, 2025, and December 31, 2024, respectively.

For segment reporting purposes, the CODM uses operating profit/(loss) to evaluate segment performance and allocate resources. As a Company that only recently began limited commercial sales of QUELIMMUNE, the CODM is primarily focused on evaluating the overall spending for research and development activities needed to fund further development of the SCDs, and general and administrative activities incurred to support the research and development activities of the Company. Accounting policies associated with the Company’s sole segment are the same as those described in Note 2. See Note 14 for Segment Reporting information.

All of the Company’s sales are located within the United States. As of the date of this report, the Company has obtained regulatory approval for commercial sales in the U.S. of QUELIMMUNE  from the FDA. The Company does not have any inter-entity sales or transfers.

Liquidity and Going Concern

The Company incurred losses of $9.2 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company has an accumulated deficit of $148.8 million and cash of $13.8 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s need for additional capital will depend in part on the scope and costs of its development activities. To date, the Company has generated insufficient revenue from the sales of its commercialized product, QUELIMMUNE to fund its operations. Its ability to generate meaningful product revenue will depend on the progress of the commercial launch of QUELIMMUNE and successful development and eventual commercialization of the adult SCD. Until such time, if ever, the Company expects to finance its operations through the sale of equity or debt securities, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the three and nine months ended September 30, 2025. Significant estimates include the (i) unbilled clinical trial costs, and (ii) stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

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

Accounts Receivable, net

The need for a credit loss allowance is evaluated each reporting period based on the Company’s assessment of the creditworthiness of its customers or any other potential circumstances that could result in a credit loss. The Company uses an aging schedule method for estimating expected credit losses. As the Company only commenced commercial operations on  July 1, 2024, with a limited customer base, the Company’s estimates are based on customer specific facts, until such time that the Company has developed sufficient collection history data in which to apply a portfolio-wide expected credit loss estimate based on an aging schedule (see Note 4).

Fair Value of Financial Instruments

The following provides a summary of those assets or liabilities for which the Company is required to measure at fair value either on a recurring basis, the valuation techniques and summary of inputs used to arrive at the measure of fair value. Changes in fair value of these assets or liabilities are recognized as a component of net loss in the consolidated statements of operations. Changes in fair value of these assets or liabilities are considered unrealized gains or losses and therefore are classified as non-cash adjustments to reconcile net income to operating cash flows. Significant increases (decreases) in unobservable inputs used in fair value measurements could, in isolation, potentially result in a significantly lower or higher valuation for those assets or liabilities requiring recurring fair value measurements at each reporting date.

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

September 30, 2025

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

●

Timing of Revenue Recognition – During the brief history (commenced July 2024) of selling QUELIMMUNE, revenue has been recognized based on a freight-on-board destination (“FOB Destination”) requirement, except in limited cases where they are sold freight-on-board shipping point (“FOB Shipping Point”).

●	Chargebacks, Government Rebates and Discounts – During the brief history of selling QUELIMMUNE commercially, the Company has not agreed to chargebacks, government rebates or discounts.

●

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

●	Variable Consideration – There are currently no other variable consideration elements outside of those already disclosed in this footnote.

●

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

●

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

The Company will continue to monitor all of the above as the Company continues to commercialize and increase its customer base, which could result in each distributor or end-user customer agreement having its own unique terms and conditions, that will potentially impact the timing and amount of revenue recognition pursuant to U.S. GAAP.

Cost of Goods Sold

Prior to July 2024, the Company manufactured/assembled QUELIMMUNE and adult SCDs only for research oriented and/or clinical trial related activities. Inventory purchased prior to July 2024 was expensed as a period expense at the time of purchase as a research and development expense. Accordingly, all QUELIMMUNE units sold prior to the three months ended June 30, 2025, had no recognized inventory value. During the three and nine months ended September 30, 2025, the Company recognized approximately $14 thousand and $41 thousand for cost of goods sold, respectively.

As the Company continues to procure inventory, the Company will recognize the cost of materials to inventory. Use of inventory for QUELIMMUNE will be charged to cost of goods sold while inventory used for adult SCDs will be charged to research and development upon shipment.

Funded Research & Development Expense

During the three months ended September 30, 2025, the Company entered into an agreement to provide contract research services to an outside party, which involves a study of the Company's selective cytopheretic device relating to patients with severe, chronic heart failure. The Company is able to bill the outside party for a certain portion of the costs incurred to provide these services. The Company will own and is able to benefit from the knowledge gained from the results of this study. Accordingly, the Company will account for any funds paid by the outside party to the Company as a reimbursed expense, in accordance with ASC 730-20 as a funded research and development arrangement. Accordingly, any amounts incurred and billed will offset the Company's operating expenses categorized as research and development expense on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2025. The reimbursed expenses for the three and nine months ended September 30, 2025 totaled approximately $0.1 million and $0.3 million, respectively. No funded research and development agreement existed in 2024.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

Accounting Standards Update 2023-09 — In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted, but the Company did not elect to early adopt. The Company is currently assessing the impact of this guidance on its consolidated financial statements and disclosures, however the impact from the adoption of this guidance, if any, will be reflected in the Company's Annual Report to Form 10-K for the year ending  December 31, 2025.

Note 3. Revenues and Contract Obligations

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Contract liabilities, beginning of period	$—	$100
Consideration received	—	450
Revenue	—	—
Contract liabilities, end of period	$—	$550

There are and were no contract assets or liabilities as of and at any time during the nine months ended September 30, 2025. This is because the Company's current contracts with customers do not contain features, terms or conditions that would give rise to such contract assets or liabilities.

Revenue by Geographic Location

The Company’s sales are entirely in the United States of America, as it does not have any regulatory approval to sell elsewhere as of September 30, 2025.

Note 4. Accounts Receivable, net

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses.

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2024	$112	$—	$112
Changes in accounts receivable	116	(7)	109
September 30, 2025	$228	$(7)	$221

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of September 30, 2025, and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Accrued bonus	$150	$1,391
Accrued director compensation	143	391
Accrued research and development	1,327	1,023
Other	427	383
Total accrued expenses	$2,047	$3,188

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

Note 6. Notes Payable

Insurance Financing

In October 2024, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. As of September 30, 2025, the Company paid the entire balance and no remaining obligation existed.

Note 7. Equity Transactions

August 2025 Offering

On August 1, 2025, the Company closed on a registered direct offering with certain institutional investors (the "August 2025 Offering"), pursuant to which the Company sold and issued to the Purchasers, (i) 4,960,544 shares of the Company’s common stock par value $0.0001 per share  and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 4,960,544 shares of Common Stock (the “August 2025 Common Warrants”) at an exercise price of $0.762 per share. The combined offering price for each share of common stock and accompanying Common Warrant was $0.887. The Common Warrants are exercisable upon issuance and will expire on the fifth anniversary of the effective date of the registration statement filed by the Company registering the resale of the shares of common stock underlying the Common Warrants.

The Company paid approximately $0.5 million in offering costs comprised of a cash fee of 7.00%, a management fee of 1.00%, legal fees and other fees. Also in connection with the August 2025 Offering, the Company agreed to issue to the Placement Agent or its designees warrants (the “August 2025 Placement Agent Warrants”) to purchase up to an aggregate of 347,238 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have an exercise price of $1.1088 per share (which represents 125% of the offering price per Share and accompanying Common Warrant), are exercisable upon issuance and will expire on July 31, 2030 and will be exercisable upon issuance.

The August 2025 Common Warrants and August 2025 Placement Agent Warrants collectively herein are referred to as the “August 2025 Warrants”.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all of the August 2025 Warrants issued in connection with the August 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity (deficit).

July 2025 Offering

On July 11, 2025, the Company closed on a registered direct offering with certain institutional investors (the “July 2025 Offering”), pursuant to which the Company sold and issued to the Purchasers, (i) 4,841,232 shares of the Company’s common stock par value $0.0001 per share and pre-funded warrants to purchase up to 401,232 shares of Common Stock (the “July 2025 Pre-Funded Warrants”) at an exercise price of $0.001 per share (fully exercised concurrent with the July 2025 Offering), and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 5,242,464 shares of Common Stock (the “July 2025 Common Warrants”) at an exercise price of $0.638 per share. The combined offering price for each share of common stock and accompanying Common Warrant was $0.763. The Common Warrants are exercisable upon issuance and will expire on the fifth anniversary of the effective date of the registration statement filed by the Company registering the resale of the shares of common stock underlying the Common Warrants.

The Company paid approximately $0.4 million in offering costs comprised of a cash fee of 7.00%, a management fee of 1.00%, legal fees and other fees. Also in connection with the August 2025 Offering, the Company agreed to issue to the Placement Agent or its designees warrants (the “August 2025 Placement Agent Warrants”) to purchase up to an aggregate of 347,238 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have an exercise price of $1.1088 per share (which represents 125% of the offering price per Share and accompanying Common Warrant), are exercisable upon issuance and will expire on July 31, 2030 and will be exercisable upon issuance.

The July 2025 Common Warrants, July 2025 Pre-Funded Warrants and July 2025 Placement Agent Warrants collectively herein are referred to as the “July 2025 Warrants”.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all of the July 2025 Warrants issued in connection with the July 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity (deficit).

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

The Company received aggregate gross proceeds from the June 2025 Offering of approximately $4.0 million, before deducting fees to H.C. Wainwright & Co. (“Wainwright”) and other estimated offering expenses payable by the Company. The June 2025 Pre-Funded Warrants will not expire and are exercisable upon issuance and at any time until all of the June 2025 Pre-Funded Warrants are exercised in full. As of September 30, 2025, a total of 1,218,462 pre-funded warrants were exercised with no June 2025 Pre-Funded Warrants outstanding.

The Series A Warrants and Series B Warrants were immediately exercisable with the Series A warrants expiring in June 2030 and the Series B Warrants expiring in December 2026.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

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

The Company controls the timing and amount of any sales to Lincoln Park, which depend on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, Lincoln Park’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s stock. In all instances, the Company may not sell shares of Common Stock under the Purchase Agreement if it would result in Lincoln Park and its affiliate beneficially owning more than 9.99% of outstanding voting power or shares of the Common Stock at any one point in time. Additionally, the Company may not issue more than 1,981,163 shares of common stock under the Common Stock Purchase Agreement for less than $1.25 unless stockholder approval is obtained.

As part of the SEPA, the Company agreed to pay Lincoln Park 236,406 shares of the Company’s common stock, valued at approximately $0.3 million on the date of issuance, April 25, 2025 (the “Commitment Fee”).

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company analyzed the terms of the freestanding put right and concluded that it has an immaterial value as of September 30, 2025.

The Company has not yet raised any capital nor issued any shares from the use of the SEPA.

February 2025 Offering

In January 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the "Q1 2025 SPA"), pursuant to which the Company issued on February 3, 2025, to the investor, (i) in a registered direct offering, 713,000 shares of the Company’s common stock, and pre-funded warrants to purchase 2,816,412 shares of Common Stock (the “February 2025 Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (ii) in a concurrent private placement, warrants to purchase 3,529,412 shares of common stock with an exercise price of $1.70 ( “February 2025 Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “February 2025 Offering". Collectively, the warrants are referred herein as “the February 2025 Warrants”.

The Company received aggregate gross proceeds from the February 2025 Offering of approximately $6.0 million, before deducting fees to H.C. Wainwright & Co. (“Wainwright”) and other estimated offering expenses payable by the Company. The February 2025 Pre-Funded Warrants did not have a set expiration and were exercisable upon issuance and at any time until all of the February 2025 Pre-Funded Warrants were exercised in full. As of September 30, 2025, a total of 2,816,412 pre-funded warrants were exercised, leaving no remaining February 2025 Pre-Funded Warrants outstanding.

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

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all the different warrants issued or amended in connection with the February 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity/(deficit).

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

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

Through September 30, 2025, the Company has raised approximately $8.6 million, net of offering costs utilizing the ATM since inception in August 2024, issuing 6.9 million shares of the Company’s Common Stock. During the nine months ended September 30, 2025, the Company raised approximately $4.2 million, net of offering costs, issuing approximately 5.1 million shares of the Company's common stock.

Note 8. Warrants

The Company issued warrants in connection with various financing transactions. The Company had the following warrants outstanding at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Liability Classified Warrants
Private Placement Warrants	229,520	229,520
PIPE Investor Warrants	20,000	20,000
Subtotal	249,520	249,520

Equity Classified Warrants
August 2025 Warrants	5,307,782	—
July 2025 Warrants	5,609,436	—
June 2025 Warrants	9,946,156	—
February 2025 Warrants	3,776,471	—
July 2024 Warrants	1,014,219	1,014,219
January 2024 Warrants	672,129	672,129
Public Stockholders’ Warrants	422,000	422,000
Legacy Warrants	1,499	1,957
Subtotal	26,749,692	2,110,305
Grand Total	26,999,212	2,359,825

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

The following tables provide the weighted-average strike price and time to maturity for each warrant share equivalent outstanding for each warrant tranche as of September 30, 2025 and December 31, 2024(*):

September 30, 2025	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	2.33
PIPE Investor Warrants	20,000	$287.50	2.33

Equity Classified Warrants
August 2025 Warrants	5,307,782	$0.78	4.86
July 2025 Warrants	5,609,436	$0.66	4.86
June 2025 Warrants	9,946,156	$0.66	3.40
February 2025 Warrants	3,776,471	$1.73	4.49
July 2024 Warrants	1,014,219	$10.72	3.78
January 2024 Warrants	672,129	$2.38	3.69
Public Stockholders’ Warrants	422,000	$287.50	2.33
Legacy SeaStar Inc. Warrants	1,499	$250.00	1.42

December 31, 2024	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	229,520	$287.50	2.82
PIPE Investor Warrants	20,000	$287.50	2.82

Equity Classified Warrants
July 2024 Warrants	1,014,219	$10.72	4.53
January 2024 Warrants	672,129	$20.83	3.01
Public Stockholders’ Warrants	422,000	$287.50	2.82
Legacy SeaStar Inc. Warrants	1,957	$250.00	1.38

(*) The above warrant tranches can include classes of warrants with original or amended terms ranging from eighteen months to five years.

Below is the warrant activity for the nine months ended September 30, 2025, for those warrants with activity during the nine months ended September 30, 2025:

	August 2025 Warrants	July 2025 Warrants	June 2025 Warrants	February 2025 Warrants	Legacy Warrants
Outstanding as of December 31, 2024	—	—	—	—	1,957
Issuance	5,307,782	6,010,669	13,956,925	6,592,883	—
Exercised	—	(401,233)	(4,010,769)	(2,816,412)	—
Forfeited / cancelled	—	—	—	—	(458)
Outstanding as of September 30, 2025	5,307,782	5,609,436	9,946,156	3,776,471	1,499

During the three and nine months ended September 30, 2025, the Company incurred a gain of approximately $16 thousand and $32 thousand from the mark-to-market adjustment for all remaining liability classified warrants, respectively.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

Note 9. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company’s unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$23	$9	$69	$121
General and administrative	267	191	485	554
Total stock-based compensation	$290	$200	$554	$675

Equity Incentive Plan - Summary

2022 Omnibus Incentive Plan

The Company’s Board of Directors adopted, and the stockholders approved the 2022 Omnibus Incentive Plan to provide long-term incentive for its employees and non-employee service providers. The vesting of stock options is stated in each individual grant agreement, which is generally one to four years. Options granted expire 10 years after the date of grant.

2019 Stock Incentive Plan

The Company’s Board of Directors adopted the 2019 Stock Incentive Plan on February 25, 2019, to provide long-term incentive for its employees and non-employee service providers. The Stock Incentive Plan was terminated on October 28, 2022, and no further awards were granted under such plan.

Stock Options

Option activity for the nine months ended September 30, 2025, is as follows:

2022 Omnibus Incentive Plan - Stock Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	13,114	$46.00	$—	8.2
Exercised	—
Issued	—
Forfeited / cancelled	(1,916)
Outstanding at September 30, 2025	11,198	$46.00	$—	7.5
Vested and exercisable at September 30, 2025	11,198	$46.00	$—	7.5

2019 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	8,817	$44.30	$—	5.5
Exercised	—
Issued	—
Forfeited / cancelled	(980)
Outstanding at September 30, 2025	7,837	$44.30	$—	4.7
Vested and exercisable at September 30, 2025	7,802	$44.90	$—	4.7

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	219,500	$5.09
Granted	130,000
Vested	(76,384)
Forfeited / cancelled	(10,000)
Outstanding at September 30, 2025	263,116	$3.18

2019 Stock Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	747	$200.00
Granted	—
Vested	(747)
Forfeited / cancelled	—
Outstanding at September 30, 2025	—	$—

Note 10. Commitments and Contingencies

Lease Agreements

The Company is part of a membership agreement for shared office space and can cancel at any time. Rent expense was approximately $23 thousand and $60 thousand for the three and nine months ended September 30, 2025 respectively, and approximately $8 and $24 thousand for the three and nine months ended September 30, 2024, respectively.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

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

Fair Value Measurement Hierarchy

The following tables presents the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets, or goodwill which can require non-recurring measurements for impairment.

Summary of Level 3 Input Changes

	Fair Value Measurements at September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
	$—	$—	$1	$1

	Fair Value Measurements at December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$33	$33
Total	$—	$—	$33	$33

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

The following table presents the changes in the forward option-prepaid forward contracts, convertible notes measured at fair value, warrants liability, and the notes derivative liability for the nine months ended September 30, 2025 (in thousands):

Level 3 Roll Forward	Liability Classified Warrants
Balance December 31, 2024	$33
Additions	—
Cash paid to settle	—
Shares issued upon conversion or exercise	—
Changes in fair value	(32)
Balance September 30, 2025	$1

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

Liability Classified Warrants

The liability classified warrants as of September 30, 2025 and December 31, 2024, include three classes of warrants, and therefore, the range of assumptions used has been provided. Significant assumptions used in valuing warrants which require liability classification were as follows as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
Expected volatility	130.00%	130.00%
Equivalent term	2.08	2.825
Risk-free rate	3.60%	4.27%
Dividend yield	0.00%	0.00%
Stock price	$0.57	$1.94
Strike price	$287.50	$287.50

Note 12. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Except as noted below, due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company has recognized an insignificant provision for certain minimum state taxes of approximately $3 thousand as of September 30, 2025.

The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

Note 13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(3,472)	$(4,478)	$(9,246)	$(20,411)
Weighted-average shares outstanding - basic and diluted	26,393,400	4,086,871	15,512,119	3,348,490
Basic and diluted net loss per share	$(0.13)	$(1.10)	$(0.60)	$(6.10)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2025	2024
Liability classified warrants	249,520	249,520
Equity classified warrants	26,749,692	1,096,085
Employee based options to purchase common stock	19,035	22,653
Unvested employee based restricted stock units	263,116	40,068
Total	27,281,363	1,408,326

Note 14. Segment Reporting

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had total assets of $15.5 million and $4.7 million, as of September 30, 2025 and December 31, 2024, respectively.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

The following table represents the Company’s sole segment’s operating results for the nine months ended September 30, 2025 and 2024, respectively(*).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Revenue	$183	$68	$814	$68
Cost of goods sold	14	—	41	—
Gross profit	$169	$68	$773	$68
Operating expenses
Research and development	1,850	2,336	5,318	6,367
General and administrative	1,898	2,188	4,614	6,776
Total operating expenses	$3,748	$4,524	$9,932	$13,143
Loss from operations	$(3,579)	$(4,456)	$(9,159)	$(13,075)

(*) The above table excludes non-operating expenses consisting of interest expense, interest income, and gains and losses from changes in the fair value of liability classified financial instruments such as warrants and convertible debt.

Note 15. Subsequent Events

At-the-Market Offering

From October 1, 2025, through November 13. 2025, the Company raised approximately $1.2 million in gross proceeds ($1.1 million net of offering costs) from the sale of 1.9 million shares of the Company's stock through its At-the-Market offering program.

Short-Term Note Payable

On October 28, 2025, the Company entered into a short-term note payable of approximately $0.8 million in order to finance the Company's Directors and Officer's ("D&O") policy for the 2025/2026 policy year. The Company has historically financed its D&O policies since October 2022.

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

Our senior management team has over a combined 21 years of experience in the healthcare industry, including expertise in regulatory and medical affairs, commercialization and distribution in our initial therapeutic priority areas. We also have assembled a team of well-respected scientific advisors who are experts in the development of our technology and products.

There is a substantial clinical need for safe and effective control of hyperinflammation and we believe that our first-in-class SCD therapy can address the large potential market of over one million patients each year that face life-threatening hyperinflammatory conditions, including organ failure and potential loss of life.

We have incurred net losses in each year since our inception in 2007. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $148.8 million and $139.6 million, respectively. Our net losses were $9.3 million and $20.4 million for the nine months ended September 30, 2025, and 2024, respectively. For the nine months ended September 30, 2025, substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. For the nine months ended September 30, 2024, our net losses resulted from a combination of operating costs which were comprised of (i) research and development, and (ii) general and administrative, coupled with non-operating gains and losses due to changes in the fair value of certain liability classified financial instruments.

As of September 30, 2025, and December 31, 2024, we had cash of $13.8 million and $1.8 million, respectively.

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

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited condensed consolidated financial statements are made available. See Note 1 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2025, included elsewhere in this Form 10-Q for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have generated revenue of approximately $0.9 million from the sale of commercialized pediatric SCD products. Our ability to generate product revenue in the future will depend on the successful roll-out of our QUELIMMUNE pediatric SCD to hospitals and the development and eventual successful commercialization of our adult SCD. Until such time we are able to generate significant revenue from product sales, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs and any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” for additional information.

Key Components of Results of Operations

Revenue

Our QUELIMMUNE received HDE approval from the FDA in February 2024. Since that time, we have begun to build out our commercial operations, develop our customer base and initiate commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. Through September 30, 2025, we have recognized approximately $0.9 million of revenue from the sale of QUELIMMUNE. Historically, prior period revenue has been primarily derived from government and other grants. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants.

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

Other significant general and administrative expenses include facilities costs, insurance, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents and obtaining financing. To the extent we expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, an enterprise resource planning platform, and branding. However, the Company is also in the process, as evidenced by the results of the three and nine months ended September 30, 2025, of reducing overall general and administrative spend, and identifying efficiencies.

Loss from Operations and Operating Margin

Loss from operations consists of our gross profit less our operating expenses. Operating margin is loss from the operations as a percentage of our net sales.

Other Income (Expense), Net

Total other income (expense), net primarily consists of interest expense relating to interest incurred on our notes, interest income due to overnight sweep activity with the Company's main commercial financial institution, and change in the fair value of warrants liability for the three and nine months ended September 30, 2025.

Factors Affecting Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Form 10-Q, including those discussed in Part II, Item 1A, “Risk Factors,” for additional information.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months
	September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue	$183	$68	$115	169%
Cost of goods sold	14	—	14	*
Gross profit	169	68	101	1
Operating expenses
Research and development	1,850	2,336	(486)	(21)%
General and administrative	1,898	2,188	(290)	(13)%
Total operating expenses	3,748	4,524	(776)	-17%
Loss from operations	(3,579)	(4,456)	891	-20%
Total other income (expense)	107	(22)	129	-586%
Loss before income tax provision	(3,472)	(4,478)	1,020	-23%
Income tax provision (benefit)	—	—	—	*
Net loss	$(3,472)	$(4,478)	$1,020	-23%

(*) – there was no activity for the three months ended September 30, 2024.

Revenue, Cost of Goods Sold and Gross Profit

Revenue increased $0.1 million, while gross profit also increased $0.1 million for the three months ended September 30, 2025, compared to the same period ending September 30, 2024. This was because we first obtained an HDE for QUELIMMUNE in February 2024, and final regulatory clearance to sell commercially from the FDA under this HDE in July 2024. We currently have nine customer sites for QUELIMMUNE as of September 30, 2025. We did not recognize any cost of goods sold during the three months ended September 30, 2024, as the inventory was assigned no value under US GAAP as it was expensed to research and development expense upon purchase prior to obtaining final regulatory clearance to sell QUELIMMUNE commercially.

Research and Development Expenses

The following table discloses the breakdown of research and development expense for the three months ended September 30, 2025 compared to the same period ending September 30, 2024:

	Three Months Ended
	September 30,		Change
($ in thousands)	2025	2024	$	%
Clinical trials	$1,020	$1,161	$(141)	(12)%
External services	81	179	(98)	(55)%
Payroll and personnel expenses	705	935	(230)	(25)%
Other research and development expenses	44	61	(17)	(28)%
	$1,850	$2,336	$(486)	(21)%

Research and development expenses for the three months ended September 30, 2025 and 2024 were $1.9 million and $2.3 million, respectively. The decline in research and development expenses of approximately $0.5 million, or 21%, was primarily driven by (i) $0.1 million decline in clinical trial expenses, due to the (a) $0.1 million expense offset due to funded research and development agreement with third-party for certain clinical research services (see Note 2), and (b) and a $0.2 million reduction in preclinical consulting services, (c) $0.1 million decline in consulting spend related to clinical trial activity, and (d) offset by $0.3 million increase in clinical trial site costs as we continue to fund its Neutralize-AKI study;  (ii) $0.1 million decline in external services as a result of our reducing consulting spend as it brought in-house certain assembly and regulatory services, and (iii) $0.2 million net reduction in personnel costs, primarily driven by a $0.2 million favorable reduction in bonus expense as we are not expecting to fund bonuses for the 2025 fiscal year.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 and 2024 were approximately $1.9 million and $2.2 million, respectively. The $0.3 million decrease in general and administrative expenses was the result of (i) $0.1 million decline in legal related fees, (ii) $0.3 million decline in fees due to lower franchise tax expense and a contract exit cost incurred during the quarter ended September 30, 2024 and (iii) $0.1 million decline in SEC related costs due to the Company's filing, compliance and reporting needs in 2024, offset by a  (i) $0.1 million net increase in compensation costs due to the termination of our former Chief Financial Officer, and (ii) $0.1 million increase in audit fees due to the timing of interim audit activity.

Other Income (Expense)

Other income (net) reversed to other income of approximately $0.1 million during the three months ended September 30, 2025 compared to other expense, net of $22 thousand for the three months ended September 30, 2024, primarily due to (i) $0.1 million increase in interest income as a result of increased cash-on-hand due to financing activities, offset by (i) we recognized a favorable gain during the three months ended September 30, 2024, from the decline in fair value of its liability classified warrants, which it did not recognize during the same period ended September 30, 2025, and (ii) $0.2 million interest expense was recognized during the three months ended September 30, 2024, which we did not incur during the same period ended September 30, 2025, as we had no outstanding debt during the three months ended September 30, 2025.

Income Tax Provision (Benefit)

We recorded no provision for income taxes for the three months ended September 30, 2025 and  September 30, 2024. respectively.

Net Loss

During the three months ended September 30, 2025, we had a net loss of approximately $3.5 million compared to a net loss of approximately $4.5 million for the three months ended September 30, 2024. The reason for the decreased net loss of approximately $1.0 million has been disclosed in the above discussion.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue	$814	$68	$746	1097%
Cost of goods sold	$41	$—	$41	*
Gross profit	$773	$68	$705	1037%
Operating expenses
Research and development	5,318	6,367	(1,049)	(16)%
General and administrative	4,614	6,776	(2,162)	(32)%
Total operating expenses	9,932	13,143	(3,211)	-24%
Loss from operations	(9,159)	(13,075)	3,957	-30%
Total other expense	(84)	(7,333)	7,249	-99%
Loss before income tax provision	(9,243)	(20,408)	11,206	-55%
Income tax provision	3	3	—	0%
Net loss	$(9,246)	$(20,411)	$11,206	-55%

(*) - there was no activity for the nine months ended September 30, 2024.

Revenue, Cost of Goods Sold and Gross Profit

Revenue increased $0.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as we first commenced commercial sales in July 2024. This was made possible because we obtained an HDE for QUELIMMUNE in February 2024, and final regulatory clearance to sell commercially from the FDA under this HDE in July 2024. We have nine customer sites for QUELIMMUNE as of September 30, 2025. We did not recognize any cost of goods sold during the three months ended September 30, 2024, as the inventory was assigned no value under US GAAP as it was expensed to research and development expense upon purchase prior to obtaining final regulatory clearance to sell QUELIMMUNE commercially.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2025	2024	$	%
Clinical trials	$2,922	$3,099	$(177)	(6)%
External services	232	833	(601)	(72)%
Payroll and personnel expenses	1,934	2,258	(324)	(14)%
Other research and development expenses	230	177	53	30%
	$5,318	$6,367	$(1,049)	(16)%

Research and development expenses for the nine months ended September 30, 2025 and 2024 were $5.3 million and $6.4 million, respectively. The decline in research and development expenses of approximately $1.1 million, or 16%, was primarily driven by (i) a $0.3 million net reduction in personnel costs, primarily driven by a $0.7 million favorable reduction in bonus expense due to the agreement by certain employees involved in research and development to voluntarily forego unpaid 2023 and 2024 performance bonuses owed to them, offset by a $0.4 million increase in salaries and wages due to increased headcount , (ii) $0.2 million decline in clinical trial costs services, (iii) $0.6 million decline in external services such as non-clinical related consultant spend, and offset by (i) $0.1 million increase other research and development related costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 and 2024 were approximately $4.6 million and $6.8 million, respectively. The  approximately $2.1 million decrease in general and administrative expenses was the result of (i) $0.1 million decline in personnel costs, net due to the voluntary foregoing of certain employee performance bonuses awarded in 2023 and 2024 that were offset by increase in compensation costs due to the termination of our former Chief Financial Officer, (ii) $0.1 million decline in employee conferences and seminars and travel, (iii) $0.4 million decline in accounting related fees, with respect to certain restatement activities during the spring of 2024, (iv) $0.4 million decline related to legal fees, (v) $0.1 million in recruiting fees that were avoided for the nine months ended September 30, 2025, (vi) $0.1 million decline in sponsorships and trade shows, and (vi) $0.5 million decline in Directors' compensation as the active Directors approved to voluntarily forego any earned-but-unpaid director fees through June 30, 2025 for active Directors, (vii) $0.2 million in consulting spend, (viii) $0.1 million reduction in insurance related expenses and (ix) $0.1 million reduction on other fees and services.

Other Expense

Other expenses (net) decreased approximately $7.2 million, a decline of approximately 99% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The key drivers for this decrease were as follows: (i) the Company recognized a loss of $6.1 million for changes in the fair value of convertible notes during the nine months ended September 30, 2024, however, the Company did not have any convertible notes outstanding during the nine months ended September 30, 2025, (ii) the Company recognized a gain of $32 thousand for its liability classified warrants for the nine months ended September 30, 2025, while incurring a loss of approximately $0.8 million for the nine months ended September 30, 2024, largely driven by the value of the Company's stock and certain features of warrants that were in existence during the nine months ended September 30, 2024, that are no longer outstanding in 2025, (iii) the Company recognized interest income, net of expenses of $0.2 million during the nine months ended September 30, 2025, compared to net interest expense of $0.4 million during the nine months ended September 30, 2024. This was because the Company reduced its outstanding debt obligations such that there are no outstanding debt or notes payable obligations as of September 30, 2025. This was offset by a $0.3 million fee paid to a third-party investor related to the Company's standby equity purchase agreement ("SEPA") during the nine months ended September 30, 2025.

Income Tax Provision

We recorded a provision for income taxes of $3 thousand for both the nine months ended September 30, 2025, and September 30, 2024, respectively.

Net Loss

During the nine months ended September 30, 2025, we had a net loss of approximately $9.2 million compared to a net loss of approximately $20.4 million for the nine months ended September 30, 2024. The decreased net loss of approximately $11.2 million has been disclosed in the above discussion.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2025 and December 31, 2024, we had stockholders' equity of approximately $11.4 million and deficit of $2.2 million, respectively, and we had an accumulated deficit of approximately $148.8 million and $139.6 million, respectively.

As of September 30, 2025, and December 31, 2024, we had cash of $13.8 million and $1.8 million, respectively. Based on our results of our operations and liquidity as of September 30, 2025, and even when taking into account (i) a public offering in the second quarter of 2025, (ii) a registered direct offering in the first quarter of 2025, and (iii) access to raise money on an at-the-market facility ("ATM Facility") and standby equity purchase agreement ("SEPA"), we believe our cash and cash equivalents are insufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2025, are made available. We believe that this raises substantial doubt about our ability to continue as a going concern. While the Company raised additional capital since September 30, 2025, this additional subsequent increase in our available cash would not be sufficient to change this conclusion had that capital raise occurred prior to September 30, 2025.

To finance our operations, we will need to raise additional capital. As described below, we cannot expect to receive any cash proceeds from the exercise of warrants in the near term, because the exercise of warrants is not in our control. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. We do not currently have any committed external source of funds. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited condensed consolidated financial statements for the period ended September 30, 2025.

In April 2025, the Company entered into a $15 million SEPA and as of September 30, 2025, unused available capacity on the ATM Facility that will allow us to potentially raise up to approximately $2.2 million (The ATM is subject baby-shelf limitations as the Company is currently limited by general instruction I.B.6 to Form S-3)

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results, and financial condition. See the section titled “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our adult SCD for approval by the FDA, invest in commercialization of QUELIMMUNE and continue to develop the next generation SCDs and (ii) if regulatory approval is obtained, to launch and commercialize our adult SCD in the U.S. market, including potential subsequent launches in key international markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	our ability to receive cash proceeds from new and existing funding sources;

●	the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●

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

Contractual Obligations and Commitments

As of September 30, 2025, the Company does not have any contractual obligations or commitments outstanding. During June 2025, the Company paid down the remaining $0.2 million of outstanding insurance financing obligation that was originally to be paid down through October 2025.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(9,505)	$(11,314)
Investing activities	—	—
Financing activities	21,449	13,220
Net increase in cash	$11,944	$1,906

Net cash used in operating activities for the nine months ended September 30, 2025 was $9.5 million compared to $11.3 million for the nine months ended September 30, 2024. The decrease in cash used for operating activities of $1.8 million is primarily due to the (i) $11.1 million decline the Company's net loss, offset by approximately $6.9  million in non-cash charges and $2.5 million favorable changes in the Company's working capital.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $21.5 million, was primarily related to (i) $14.3 million received from the issuance of new shares of common stock, (ii) $5.9 million in proceeds from issuance of pre-funded warrants, and (iii) $1.8 million in proceeds received from the exercise of warrants. This was offset by approximately $0.6 million paid to settle outstanding notes payable.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Business Combination, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large-accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer; who is also acting as Interim Chief Financial Officer; carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder  Claims

On July 5, 2024, Forrest A K Wells, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the District of Colorado, captioned Wells v. SeaStar Medical Holding Corporation, et al., Case No. 1:24-cv-0187 (the “Class Action”). The Class Action alleges that the Company, our Chief Executive Officer, and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding: (a) the projected timing for obtaining FDA approval of our SCD; and (b) our recognition of certain financial instruments, allegedly culminating in our restatement of our consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder, and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. On March 4, 2025, the Plaintiff filed an amended complaint. On May 5, 2025, the Defendants filed a motion to dismiss the amended complaint. The motion to dismiss is fully briefed and pending before the court.

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

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our clinical programs. As of September 30, 2025, we have positive working capital of $10.8 million while we had negative working capital of $3.1 million on December 31, 2024, respectively. We currently do not have sufficient capital to support our operations and complete our planned regulatory approval process. We will need to secure additional capital to continue our operations, and such funding may not be available on acceptable terms, or at all.

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

Even if we receive sufficient capital in the future, we will be required to raise additional funds to support our operations and complete our planned regulatory approval process, and such funding may not be available in sufficient amounts or on acceptable terms to us, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

●	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

●	seek corporate partners on terms that are less favorable than might otherwise be available; or

●	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

We requested a hearing before the Panel by December 31, 2024. As disclosed in a Form 8-K on March 13, 2025, on March 11, 2025, we received a letter from the Panel granting our request to continue listing our Common Stock on Nasdaq, subject to certain conditions. The Panel’s decision provided us with an exception until June 22, 2025, to demonstrate compliance with the Minimum Stockholders’ Equity Requirement (as defined below) for continued listing set forth in Nasdaq Listing Rule 5550(b). The Panel reviewed our compliance plan, which includes the continuation of fundraising efforts that began in 2024 and strategies for achieving long-term compliance with the Stockholders’ Equity Requirement. As part of the conditions outlined in the Panel’s decision, we are required to, on or before June 22, 2025:

●	file a public disclosure describing the transactions undertaken to increase our equity and providing an indication of our equity following those transactions; and

●	provide the Panel with an update on our fundraising plans and updated income projections for the next 12 months, with all underlying assumptions clearly stated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
4.1	Form of Pre-Funded Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K filed on July 14, 2025)
4.2	Form of Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed on July 14, 2025)
4.3	Form of Placement Agent Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 of Form 8-K filed on July 14, 2025)
4.4	Form of Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 1, 2025)
4.5	Form of Placement Agent Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 1, 2025)
10.1	Form of Securities Purchase Agreement dated July 10, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 2025)
10.2	Form of Securities Purchase Agreement dated July 31, 2025 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 1, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: November 13, 2025	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Bradford Towne
Bradford Towne
Controller (Principal Accounting Officer)