Form 10-K
period 2025-12-31
SeaStar Medical Holding Corp
filed 2026-03-25
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39927

SEASTAR MEDICAL HOLDING CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	85-3681132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3513 Brighton Blvd., Suite 410 Denver, CO	80216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 427-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ICU	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock for $2,875 per share	ICUCW	The Nasdaq Stock Market LLC

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

Based on the closing sales price of the Registrant’s common stock on Nasdaq on June 30, 2025, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7.3 million. All executive officers and directors of the Registrant, and all shareholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2026, was 3,993,719

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. We anticipate that we will file the 2026 proxy statement on or before April 29, 2026.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking and as such are not historical facts. These statements are based on the beliefs and assumptions of management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•

our expectations regarding ongoing clinical trials and our plans to conduct further clinical trials, including anticipated enrollment, clinical site activation, completion, results, and timing thereof;

•

our plans and expected timeline related to our products, including timing of commercial launch, or developing new products, to address additional indications or to obtain regulatory approvals or clearances or otherwise;

•	the expected use of our products by clinicians, including market awareness, acceptance and adoption of our products, and anticipated utilization of our products;
•	our expectations regarding the number of procedures that will be performed with our products, the number of clinicians we expect to train, and the number of our sales territories;
•	our ability to obtain, maintain, and expand regulatory clearances for our current products and any new products we create;
•	the expected growth of our business and our organization;
•	our expectations regarding pricing of our products, cost of sales, government and third-party payer coverage and reimbursement;
•	our ability to retain and recruit key personnel;
•	our ability to obtain an adequate supply of materials and components for our products from our third-party suppliers, most of whom are single-source suppliers;
•	our ability to manufacture sufficient quantities of our products with sufficient quality and the sufficiency of our current manufacturing capabilities;
•	our ability to obtain and maintain intellectual property protection for our products and our business;
•	our ability to expand our business into new geographic markets and the anticipated timing thereof;
•	our compliance with extensive Nasdaq and SEC requirements and government laws, rules and regulations both in the United States and internationally;
•

our expectations regarding operating trends, future financial performance and expense management and our estimates of our future expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;

•	our ability to identify and develop new and planned products and/or acquire new products;
•	our experience with inflationary and price pressures and increased labor costs and labor and staffing shortages as a result of general macroeconomic factors;

•	developments and projections relating to our market opportunity and penetration, competitors, or our industry;
•	our intended use of net proceeds from our public offerings.
•	our future capital requirements and sources and uses of cash;
•	our ability to obtain funding or raise capital for its operations and future growth;
•	any delays or challenges in obtaining FDA approval of our SCD product candidates;
•	economic downturns and the possibility of rapid change in the highly competitive industry in which we operate;
•	the ability to develop and commercialize our products or services following regulatory approval of our product candidates;
•	the failure of third-party suppliers and manufacturers to fully and timely meet their obligations;
•	product liability lawsuits, regulatory lawsuits proceedings relating to our products and services, or any other litigation matters;
•	inability to secure or protect our intellectual property;
•	dispute or deterioration of relationship with our major partners and collaborators;
•	the ability to maintain the listing of our Common Stock on Nasdaq;
•	delays associated with government and other grant funding;
•	other risks and uncertainties indicated in this Annual Report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

We are a commercial-stage healthcare company focused on transformational treatments for critically ill patients facing organ failure and potential loss of life. Our Selective Cytopheretic Device (“SCD”) is designed as a disease-modifying device that neutralizes over-active immune cells and stops the cytokine storm that yields destructive hyperinflammation and creates a cascade of events that wreak havoc in the patient’s body. It has broad potential applications for patients suffering from both acute and chronic kidney disease as well as cardiovascular and other serious inflammatory diseases.

We received Food and Drug Administration (“FDA”) approval on February 21, 2024, under a Humanitarian Device Exemption (“HDE”) for our pediatric SCD therapy. It is the only FDA approved product for use in pediatric patients with acute kidney injury (“AKI”) due to sepsis or a septic condition requiring kidney replacement therapy. We shipped our first commercial pediatric SCD (“QUELIMMUNE”) in July 2024. In addition, we are currently conducting a pivotal clinical trial, also referred to as "NEUTRALIZE-AKI" to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy (“CRRT”). We are also conducting a feasibility study of the SCD therapy in adult patients with Cardiorenal Syndrome ("CRS") awaiting left ventricular assist device ("LVAD") implantation.

Our SCD therapy has been awarded six Breakthrough Device Designations (“BDD”) by the FDA. These BDDs cover multiple therapeutic indications for the use of our SCD therapy in adult patients with AKI, CRS awaiting LVAD implantation, hepatorenal syndrome, end stage renal disease (“ESRD”), and systemic inflammatory response while undergoing cardiac surgery. The BDD enables the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with FDA.

The inflammatory response is essential to the healing process of critical organs; however, the overactivation of inflammatory cells, which can be triggered by many different bodily insults such as trauma, surgery or infection, can send the body into shock and cause severe damage to a variety of critical organs such as the heart, lungs and kidneys. Central to inflammation are the cells within blood and lymph circulatory systems, called white blood cells (primarily neutrophils and monocytes). In a normal inflammatory response, neutrophils are the first immune cells to arrive at the site and are key to the entire immune response that kills pathogens and promotes tissue repair. These inflammatory cells release chemicals (cytokines) that trigger the immune system to eliminate foreign pathogens or damaged tissue, enhancing the immune response.

If the inflammatory response becomes excessive and dysregulated (referred to as proinflammatory), the inflammatory cells will continue to produce cytokines and other damaging molecules, further enhancing the dysregulated immune response, and altering feedback mechanisms that regulate the immune system. This results in damaging hyperinflammation spreading uncontrollably to other parts of the body, often leading to acute and potentially chronic solid organ dysfunction or failure, including the heart, lung, kidney, liver, and even death. This hyperinflammatory response is also known as the “cytokine storm,” referring to the body’s reaction to the category of small-secreted proteins released by hyperinflammatory cells that affect communication between cells.

Currently, there are no therapeutic options that specifically neutralize the white blood cells that are primarily responsible for the destructive hyperinflammatory response. Clinicians typically address hyperinflammation with therapies that are either immunosuppressive or that target a specific cytokine, both of which are generally suboptimal in the treatment of hyperinflammation. We believe our technology has the potential to overcome limitations in existing anti-inflammatory treatments and address the challenge of selectively targeting activated neutrophils and monocytes.

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

Our senior management team and Board have extensive experience in the healthcare industry, including expertise in regulatory and medical affairs, commercialization and distribution in our initial therapeutic priority areas. We also have assembled a team of well-respected scientific advisors who are experts in the development of our technology and products.

There is a substantial clinical need for safe and effective control of hyperinflammation and we believe that our first-in-class SCD therapy can address the large potential market of over one million patients each year that face life-threatening hyperinflammatory conditions, including organ failure and potential loss of life.

SCD Therapy for Pediatric Patients

We are currently commercializing our first product, QUELIMMUNE, under an HDE that was approved by the FDA on February 21, 2024. QUELIMMUNE is currently the only FDA-approved product for critically ill pediatric patients with life-threatening acute kidney injury (AKI) due to sepsis or a septic condition.

We commenced our first product shipment of QUELIMMUNE in July 2024 and continue to target top-tier pediatric medical facilities for adoption of the QUELIMMUNE therapy. As a condition of the approval, the FDA stipulated that we would need to institute a post approval patient surveillance registry to track certain safety and performance metrics (the "SAVE Surveillance Registry"). This typically requires an Institutional Review Board (“IRB”) review and approval to use QUELIMMUNE therapy at the medical facility, which can lengthen the QUELIMMUNE adoption process. As of December 31, 2025, we had 10 active commercial hospital customers that have completed the process for the SAVE Surveillance Registry and have purchased QUELIMMUNE therapy. Additional customer activations are planned for 2026.

A benefit of the SAVE Surveillance Registry is the opportunity to collect real-world data from the commercial use of QUELIMMUNE therapy. Early results from the first 21 critically ill pediatric patients with life-threatening AKI and sepsis or a septic condition in the commercial setting in the SAVE Surveillance Registry showed no device related safety events with the QUELIMMUNE therapy with 76% of patients surviving through 60 days and 71% surviving through 90 days. We believe these data are on track to validate a 50% reduction in loss of life compared to historical data. Additionally, in December of 2025, based on the safety data from this set of patients, the FDA approved a reduction in the mandatory enrollment size of the SAVE Surveillance Registry from the originally-required 300 patients to only 50 patients. We enrolled the 50th patient of the SAVE Surveillance Registry on March 4, 2026.

We are also evaluating additional clinical development opportunities in children based on unmet medical needs. One such indication is for the use of our SCD therapy for the treatment of systemic inflammatory response in pediatric patients undergoing cardiac surgery, aimed at preventing post-operative complications and adverse outcomes, for which FDA awarded BDD on March 27, 2025.

SCD Therapy for Adult Patients

We are currently conducting a pivotal trial, NEUTRALIZE-AKI, to evaluate the safety and efficacy of our SCD therapy in adults with AKI in the ICU receiving CRRT. The trial’s primary endpoint is a composite of 90-day mortality or dialysis dependency of patients treated with SCD therapy in addition to CRRT as the standard of care, compared with the control group receiving only CRRT standard of care. The trial protocol includes an interim analysis by an independent Data Safety Monitoring Board (“DSMB”) at the trial’s 90-day primary endpoint with the first 100 subjects. This pivotal trial is expected to enroll a total of 339 patients and as of March 13, 2026, we had enrolled 178 patients. We anticipate reporting topline clinical trial results and, assuming a successful trial outcome, submission of a Pre-market Approval ("PMA") application in 2027.

We are also evaluating additional clinical development of the SCD therapy in adults based on unmet clinical needs and market opportunity. Our BDD awards by the FDA in multiple therapeutic areas are expected to expedite the clinical development and regulatory review of the SCD therapy for use in the designated patient populations and are the primary focus of our future clinical development decisions. We received our first BDD awards in 2022 with the following additional BDDs in adult patient indications thereafter:

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

•	On March 27, 2025, the FDA awarded a BDD for our SCD therapy for the treatment of systemic inflammatory response in adult patients undergoing cardiac surgery, aimed at preventing post-operative complications and adverse outcomes.

We believe that our SCD therapy is readily applicable for use in other indications as well, which will increase the addressable market for our SCD therapy, but will also require additional clinical studies and FDA approval.

We have pursued patent protection for our SCD therapy as well as other technologies. Our patent portfolio consists of 46 patents and 1 pending patent applications in the U.S. and certain foreign jurisdictions. Of these patents and patent applications, 21 patents and 1 patent applications are owned exclusively by us, and 25 patents are co-owned with the University of Michigan (“UOM”). The UOM has granted us an exclusive worldwide, royalty-bearing license to the UOM’s interest in all of the co-owned patents and applications. This license permits us to commercialize our SCD therapy in all human therapeutic indications. For more information, see “Intellectual Property” below.

Our Approach - The SCD Therapeutic Device

Our SCD therapy is designed as a disease-modifying device that neutralizes overactive immune cells and stops the cytokine storm that yields destructive hyperinflammation and creates a cascade of events that wreak havoc in the patient’s body. In many serious acute illnesses, a hyperinflammatory response occurs as a well-defined coordinated sequential response. Neutrophils are the first responders followed by monocytes. The monocytes, as they egress into tissue also follow another sequence of differentiation into tissue macrophages. The first are proinflammatory macrophages, followed by patrolling, reparative macrophages.

This complex highly coordinated process is critical for host defense and tissue repair but needs to be tightly regulated by the body’s inflammatory signaling and cellular apoptosis. If it is not tightly regulated and begins to spiral out of control, further tissue destruction may occur when uncontrolled hyperinflammation leads to degradative processes with worsening tissue or organ function. If this excessive systemic inflammation is severe and prolonged, multi-organ failure, including cardiovascular, respiratory, renal, hepatic and neurologic dysfunction may occur, resulting in poor clinical outcomes. Prior therapeutic approaches to block soluble mediator targets, such as cytokines or free radicals have not proven successful. We believe that our SCD approach, which targets only highly activated cells, is a potentially transformative, if not disruptive, therapeutic approach to a range of acute and chronic inflammatory disorders.

Our SCD therapy is an extracorporeal synthetic membrane device designed to bind activated leukocytes (neutrophils and monocytes) when integrated into an existing CRRT circuit in conjunction with the use of regional citrate anticoagulation (“RCA”). The SCD is simply added to the standard CRRT circuit that uses RCA and is placed immediately following the standard hemofilter cartridge. Highly inflamed blood from the patient passes through the CRRT system and hemofilter, and into the SCD. In the low calcium environment mediated by RCA, the inflamed cells in the blood are modulated towards a less inflammatory state. Upon exiting our SCD, calcium is replaced and the blood is returned to the patient’s body.

Our SCD therapy delivers its therapeutic benefit by attenuating the excessive inflammatory response of activated neutrophils and monocytes. Uninterrupted, the excessive inflammatory response progresses to multi-organ failure, with documented increases in both morbidity and mortality in critically ill patients. Our initial approved product, QUELIMMUNE, is focused on critically ill pediatric AKI patients on CRRT. Our SCD therapy leverages the existing footprint of CRRT pump systems in ICUs today, as well as the growing use and adoption of RCA. Citrate is used to bind the free ionized calcium within the extracorporeal circuit which is needed to impact the neutrophils and monocytes. A study in the Journal of the American Medical Association in 2020 demonstrated that while the use of RCA has the same mortality profile as heparin, RCA has been shown to be more effective in preserving filter life and is used to create the low calcium environment for our SCD therapy, which impacts the white blood cells interaction with the SCD membrane leading to the reduction in inflammation.

Mechanism of Action

The mechanism of action of our SCD therapy consists of three elements: (i) selectively binding activated neutrophils and monocytes on our SCD biomimetic membrane (ii) deactivating the activated neutrophils by maintaining a specified ionized calcium level within our SCD, and (iii) shifting proinflammatory monocytes to a lower inflammatory profile. Our SCD utilizes clinically validated RCA protocols to lower the ionized calcium level, which not only prevents clotting within the circuit but also immuno-modulates the activated neutrophils and monocytes, which are then returned to the patient. Calcium is then infused into the blood line returning to the patient from the SCD, thereby maintaining normal calcium levels in the patient throughout the process.

Our SCD and Neutrophils

Calcium plays a critical role in many biological processes. In the case of neutrophils, calcium can have a profound effect on their activity. It has been shown that lowering calcium to critical levels in the regional circuit can lead to higher levels of neutrophil apoptosis (deactivation). Our SCD is designed to selectively bind the most highly activated neutrophils, associated with hyperinflammation, and in a low ionized calcium (“iCa”) environment, the activated neutrophils are deactivated, which has the downstream effect of reducing hyperinflammation. These deactivated cells are then released back into circulation, resulting in no downstream immunosuppression, immunodepletion, leukopenia or neutropenia. When neutrophils are in homeostasis, the normal half-life is six to eight hours, but in a hyperinflammatory state, neutrophil apoptosis is delayed, leading to increased numbers of activated neutrophils in circulation. Through clinical and preclinical studies, our SCD has been shown to selectively sequester and deactivate the most highly activated neutrophils, allowing the body to restore neutrophil homeostasis.

Our SCD and Monocytes

We believe the role of circulating monocytes in systemic inflammation and organ-specific injury is becoming more appreciated by healthcare professionals. Similar to calcium’s effect on neutrophils, calcium also has an important influence on monocyte activity. A high percentage of the circulating monocyte-derived macrophage subtypes (M1 proinflammatory versus M2 patrolling, reparative) have been shown to influence the degree of acute organ injury and chronic organ dysfunction. In in-vitro testing, we have shown that, in a low iCa environment, our SCD membrane binds the proinflammatory monocytes within the blood more selectively and lowers their inflammatory activity. This selective binding and immunomodulation has also been shown in human clinical trials and results in fewer proinflammatory circulating monocytes. It is important to note that our SCD does not sequester 100% of these monocytes as they are important to maintaining immune homeostasis. Similar to neutrophils above, immunomodulated monocytes are also released back into circulation following treatment, resulting in no downstream immunosuppression, immunodepletion, leukopenia or neutropenia. We call the SCD mechanistic process of binding these cells, deactivating them, and releasing them back into circulation, a “catch-and-release” system.

Histological evaluation of our SCD

Microscopy of our SCD after being used for patient treatment demonstrated the binding of leukocytes on the outer surface of the hollow fiber membranes of the cartridge along the blood flow path within the extracorporeal circuit. Flow cytometry confirmed that they were the most activated neutrophils and monocytes (see below)

Above image:  Activated leukocytes adherence to the membranes. Light micrograph stained with Hematoxylin and Eosin (H&E). Panel A: Low-power micrograph showing adherent cells around each fiber (160x). Panel B and Panel C: Higher-power micrographs showing the clustering of bound leukocytes (400x). Panel D: High-power micrograph displaying predominance of neutrophils and monocytes in the adherent cell clusters (1600x)

The unique blood path within the SCD mimics capillary flow, providing a more stable microenvironment for the neutrophils and monocytes, enabling the cells to bind to the outer surface of the hollow fibers long enough for the critically low iCa to have its impact. This is then followed by cells being released back into circulation. (i.e. – “catch and release”).

Our Market Opportunity

We are a commercial-stage healthcare company pursuing multiple indications, both small and large market opportunities, with our SCD therapy. Our clinical data was initially used to support an HDE submission to the FDA to request approval to market our SCD to hospitals and clinicians with pediatric patients suffering from AKI. Our clinical data has also been used to support the initiation of a pivotal study that would support a PMA submission in adult AKI which has an estimated incidence of approximately 200,000 patients annually in the United States. In the long term, based on preliminary clinical evidence, we intend to expand the application of our SCD technology to additional indications with large patient populations, including acute respiratory distress syndrome, chronic dialysis, cardiorenal syndrome and hepatorenal syndrome and others.

Our Initial Market Opportunity in Acute Kidney Injury

With over 5 million ICU admissions in the U.S. each year, and approximately 50-60% of these patients experiencing AKI, AKI has increasingly received the attention of healthcare professionals and academic publications that elucidate the devastating clinical and financial impact of what is most-often a multi-organ syndrome. In fact, a 2017 study by Samuel A. Silver and Glenn M. Chertow titled “The Economic Consequences of Acute Kidney Injury” stated hospital costs associated with AKI in the U.S. are between $5.4 billion and $20 billion per year.

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

Globally consistent criteria for diagnosing AKI have recently emerged with the RIFLE classification (Risk, Injury, Failure, Loss of kidney function, and End-stage kidney disease), an international consensus classification for AKI staging and diagnosing guidelines introduced in 2004, the Acute Kidney Injury Network staging system in 2007, and finally the Kidney Disease: Improving Global Outcomes, AKI Staging and Diagnosing Guidelines published in 2012. These sources have helped clinicians to improve recognition, staging, diagnosing and subsequent documentation of less obvious cases of AKI secondary diagnoses. While our initial market is focused on AKI patients on CRRT, future indications will likely benefit from improved characterization and diagnosis of patients.

As a result, demand for ICU renal replacement therapy is growing. CRRT is the newest AKI dialysis modality in the market, first becoming available in 1997, and according to Fortune Business Insights, it is estimated that it has grown to a $986 million global market ($354 million market in the U.S.) as of 2019. The two largest operators in the CRRT market by revenue are Fresenius Medical Care Holdings, Inc. and Vantive, Inc. (formerly a business of Baxter International), which represent over 80% of the market today in the U.S.

Since 2010, a significant amount of data has been published to quantify the clinical and financial impact of AKI, resulting in a broadening AKI treatment “boom” beyond dialysis to areas of diagnostics, complementary therapies, and pharmacoeconomics. As hospital administrators and government officials gain an increasing understanding of the impact and burden of AKI, we believe that attention will continue to grow. According to Hobson in his article titled “Cost and Mortality Associated with Postoperative Acute Kidney Injury,” a 2015 study of 50,314 patients (over 11 years) found that upon greater scrutiny, AKI was found in 39% of post-surgical patients, and 19% of patients had stage 2 or 3 AKI with an average incremental cost of $29,800 per patient. Additionally, with historical mortality rates of approximately 50%, treating AKI is of increasing interest to clinicians, hospitals, and product manufacturers alike.

The AKI patient population is growing on average 6.9% per year according to the Healthcare Cost and Utilization Project commissioned by the Agency for Healthcare Research and Quality, a U.S. federal agency. According to Massicotte and Azarniouch in their 2015 work titled “Acute Kidney Injury in the Intensive Care Unit: Risk Factors and Outcomes of Physician Recognition Compared with KDIGO Classification,” around 80% of moderate or severe cases of AKI are not diagnosed and documented, suggesting the U.S. AKI patient population is higher than the estimated 6 million patients annually. The pediatric population for AKI patients in the U.S. on CRRT is estimated to be less than 8,000 patients per year, which is a substantially small subset of the combined 6 million AKI adult and pediatric patient population.

AKI patients need new and effective solutions, and hospitals continue to search for and evaluate new products. For a product to succeed in the AKI space, it must demonstrate and achieve clear and significant clinical benefit to patients, while providing positive financial incentives for hospitals to generate revenue and profitability.

Our Growth Strategies

Key elements of our growth strategy include innovating and expanding our applications through clinical trials; differentiation through medical education; business development and out-licensing activities, and scaling production with manufacturing partners. We expect to employ several core growth strategies:

•

Execute on clinical plan through key relationships: Our initial focus on the treatment of AKI in adults and pediatrics is supported by our long and established relationship with the UOM, which licenses to us certain key technology underpinning our novel immunomodulatory therapy, as well as other leading academic hospitals and institutions throughout the U.S. Such relationships enable us to expand and refine the design and execution of our clinical plans with a more targeted outcome and objectives. On February 21, 2024, we received the FDA HDE Approval Order, which allows sales of QUELIMMUNE to qualified healthcare facilities. In February 2023, we received FDA IDE approval for the adult AKI indication. Our patented and cell-directed SCD therapy has received the FDA BDD for use in adult AKI patients, which is expected to accelerate and streamline the regulatory approval process prior to the commercial launch of our product candidates. On September 28, 2023, we received BDD for our SCD therapy for use with patients in the hospital ICU with acute or chronic systolic heart failure and worsening renal function due to cardiorenal syndrome or right ventricular dysfunction awaiting implantation of a left ventricular assist device. On October 18, 2023, we received a BDD for our SCD therapy for use with patients in the hospital ICU with AKI and acute on chronic liver failure. On November 6, 2024, we received BDD for our SCD therapy to treat chronic systemic inflammation in end-stage renal disease (ESRD) patients who require chronic hemodialysis, also known as chronic dialysis. On March 27, 2025, the FDA awarded two BDDs for our SCD therapy for the treatment of systemic inflammatory response, one in adults and one in pediatric patients, undergoing cardiac surgery, aimed at preventing post-operative complications and adverse outcomes. We have been granted six BDDs by the FDA for the SCD device, each of which is expected to expedite the clinical development and regulatory review of the SCD therapy for use in the designated patient population.

•

Differentiation through medical education: We intend to dedicate resources to educate physicians, hospital clinicians and other decision makers in the medical communities on the role of neutrophils and monocytes in both acute and chronic indications, and the therapeutic benefit of controlling and modulating excessive inflammatory response. We intend to focus our marketing strategies not only on the therapeutic capabilities of our technology, but also the economic consequences of hyper-inflammation in the current standard of care and treatment infrastructure and highlight the differentiating factors of our SCD therapy that can provide a cost-effective solution.

•

Business development and out-licensing activities: We intend to explore and pursue business development opportunities with major medical and pharmaceutical companies to establish partnerships, including outbound licensing arrangements. We believe that our clinical experience and depth, combined with our understanding of the scientific mechanism of our SCD and our regulatory submissions around the world, can drive value for our partners and reduce their market risk. We believe our partners will benefit from insight into other SCD trials around the world as well as data generation that is being conducted by our trials. We believe that our SCD therapy has the potential to apply to multiple indications. By pursuing and establishing business relationships with partners who may have strong capabilities beyond AKI, such as the markets for ESRD and respiratory distress syndrome, we may be able to expand our solutions to the chronic disease setting.

•

Scaling production with manufacturing partners: As we progress through our planned clinical trials and the commercial launch of our QUELIMMUNE in pediatrics as well as potential additional adult indications for our SCD therapy if FDA approval is received, we are focused on identifying and securing various suppliers and manufacturing partners to scale production in response to the expected demand for our solutions. We continue to negotiate with suppliers of raw materials, including cartridges, tubing and other components, to establish redundancies and alternative sources to mitigate interruptions in the supply chain in the future. In addition, we may also explore strategic relationships with partners who can provide sources of raw materials while collaborating with us on the marketing and distribution of our product candidates.

Our Clinical Development of the SCD Product Candidates

The following disclosure summarizes the key clinical studies in which our SCD product candidates (QUELIMMUNE for pediatrics) have been evaluated. All trials and studies below are conducted under IDEs approved by the FDA.

We submitted an HDE application for our SCD for the treatment of pediatric patients with acute kidney injury undergoing Continuous Renal Replacement Therapy (CRRT) to the FDA in June 2022. We obtained an Approvable Letter for the HDE in October 2023. On February 21, 2024, we announced a final Approval Order for the HDE, which allows us to commercialize QUELIMMUNE.

Clinical Progression

NEUTRALIZE-AKI Design

We are actively enrolling and treating patients in a pivotal clinical trial of the SCD for the treatment of AKI in adults, an indication awarded BDD by the FDA in April 2022. This trial (NCT05758077) is a 339 subject, prospective, multi-center, open-label, randomized, two-arm comparative pivotal study conducted in the United States. NEUTRALIZE-AKI is designed to assess a composite endpoint of both mortality or dialysis dependency at Day 90 (see schematic figure below). The control arm will consist of adults with AKI who undergo CRRT in hospital ICUs who typically have estimated mortality of nearly 50%. Among those with AKI who undergo CRRT and survive hospitalization, nearly one in four (25%) usually require long-term dialysis. The study design was published in the journal Nephron (Yessayan et al., Nephron. 2023 Jul 13. doi: 10.1159/000531880). The study title is also being referred to as NEUTRALIZE-AKI (NEUTRophil and monocyte deactivation via seLective cytopheretIc device – a randomiZEd clinical trial in Acute Kidney Injury).

Current Trial Status

We submitted the NEUTRALIZE-AKI protocol to the FDA on January 6, 2023, and attained approval to proceed in March 2023. We began enrollment in the second quarter of 2023, and we anticipate the enrollment period to last up to 48 months. As of March 21, 2026, we have enrolled 181 patients into the NEUTRALIZE-AKI study. On April 29, 2022, we received a BDD for the use of our SCD in the treatment of immunomodulatory dysregulation in adult patients (18 and older) with AKI, which is expected to aid our discussions related to the regulatory review and PMA process for NEUTRALIZE-AKI.

Additional clinical studies under IDEs include cardiorenal syndrome and hepatorenal syndrome. We have also conducted exploratory clinical research with the University of Michigan to define the patient population for potential treatment with SCD product candidates, and any future studies will be based upon initial clinical data collected in these studies.

Other Clinical Studies in AKI

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

75% of patients (12/16) survived to hospital discharge. 100% of surviving patients (12/12) were dialysis independent by day 60 (Goldstein SL, et al. Kidney Int Rep. 2020;6(3):775-784; Goldstein SL, et al. Kidney Medicine.2024). See additional details below on the SCD-PED studies.

SCD-PED-02	To assess the safety of SCD in children with AKI weighing ≥10 kg and ≤20 kg	Safety	AKI	N=6	None

5/6 (83%) patients survived to ICU discharge and all surviving patients were dialysis-independent by day 60 (Goldstein SL, et al. Kidney Medicine. 2024). See additional details below on the SCD-PED studies.

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

SCD-003: Additional Details

SCD-003 was a controlled, randomized, and multicenter clinical trial that was initiated in September 2011 and terminated in September 2013 under an FDA-approved IDE. For this trial, the control group received standard CRRT with regional citrate anticoagulation (“RCA”) and the SCD-treated group received up to seven days of SCD therapy. The study was sponsored by the Predecessor with the support of a third-party contract research organization.

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

During the second quarter of the enrollment period, a national calcium shortage occurred in the United States due to certain FDA-related quality manufacturing issues at major U.S. suppliers. At the time of the shortage a total of 134 patients had been enrolled in 21 United Stated Medical centers. Due to the reliance of the SCD on a narrow intra-circuit iCal range for functional efficacy, there was a concern that patients randomized to the SCD were not receiving effective therapy due to insufficient iCal levels. Enrollment was paused on May 24, 2013, to assess the clinical impact of the calcium shortage on study endpoints and the interim analysis was performed early using data from the 134 patients enrolled. The shortage of calcium infusion solutions resulted in a tendency to minimize citrate infusion rates. Accordingly, the iCal levels within the blood circuit tended to be above the recommended range of 0.25 to 0.40 mmol/L. No significant differences were noted between the control and treatment groups in terms of baseline characteristics. Of the 134 patients in the analysis, 69 received CRRT alone and 65 received CRRT + SCD therapy. No statistically significant difference was found between the treated and control patients with a 60-day mortality of 39% (27/69) and 36% (21/59), respectively. No statistically significant difference was found between the SAEs of the control and treatment groups. None of the SAEs were considered “definitely” device related per the principal investigator. The amount of time patients in both the control and treatment groups were maintained in the recommended iCal range (0.23 - 0.40 mmol/L), as specified in the study protocol, was substantially lower than expected. Of the 134 patients enrolled in the SCD-003 protocol at the time of the interim analysis, 19 SCD patients (CRRT + SCD) and 31 control patients (CRRT alone) were maintained in the protocol’s recommended range for greater or equal to 90% of the therapy time. The study was subsequently terminated.

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

Among the per-protocol (PP) cohort of patients who achieved the recommended iCal range, the composite of death or dialysis dependency at 60 days was observed in 16% (03/19) of SCD-treated subjects versus 58% (18/31) of control subjects. The incidence of serious adverse events did not differ between the treated and control groups.

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

A similar study known as SCD-PED-02 was undertaken in pediatric patients weighing between 10 and 20 kg. The study enrolled 6 patients (proposed maximum of up to 10 patients). 5 of the 6 (83%) patients survived to ICU discharge and all surviving patients were dialysis-independent by Day 60.

A combined pooled analysis of both the PED-01 and PED-02 studies (N=22 total) demonstrated a survival rate of ~77% at Day 60 in pediatric patients weighing at least 10 kg. This data was published in the journal Kidney Medicine in February 2024.

Study in Cardiorenal Syndrome Patients

Cardiorenal syndrome (“CRS”) is a clinical disorder in which therapy to relieve the congestive symptoms of chronic heart failure is limited by a decline in renal function. Up to one-third of patients with acute decompensated chronic heart failure admitted into a hospital in the United States present with this disorder and this condition is increasing in incidence. Once hospitalized, these patients are treated with a high dose of intravenous diuretics to relieve persistent congestion. The use of diuretics, however, frequently results in worsening renal function, progression of heart failure and death. Immune dysregulation plays a key role in cardiorenal syndrome.

We are actively enrolling patients in a clinical trial of our SCD therapy for the treatment of adult patients with acute or chronic systolic heart failure with worsening renal function due to CRS or severe right ventricular failure awaiting LVAD Implantation, an indication awarded BDD by the FDA in September 2023. This trial (NCT03836482) is a 20 subject, multi-center, open-label, feasibility study conducted in the United States. The study is designed to assess safety and a number of endpoints including mortality, the occurrence of acute myocardial infarction, or the need for continuous IV vasopressor support amongst others. Of note, SCD therapy in this study will be delivered for 4 hours a day for up to 6 consecutive days. This regimen is distinct from previous trials of our SCD therapy, all of which used continuous delivery for 24 hours a day.

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

Pilot Safety Trial of SCD Therapy in Cardiorenal Syndrome Patients

The CRS clinical trial (NEUTRALIZE-CRS) is a safety and efficacy dose escalation study in 20 patients that was designed to evaluate whether CRS, a disease with a dismal prognosis and currently ineffective therapy, will improve cardiac and renal (production of urine) functions after SCD therapy. In the study, an improvement of cardiac function is measured by the rate of ejection fraction, which is the percentage of blood leaving the heart each time it contracts. An improvement of renal function is measured by serum creatinine and blood urine nitrogen (two common biomarkers to assess renal function) levels. In addition, a variety of other biomarkers will also be measured. The effect of the SCD on cardiac function was recently demonstrated in a first-in-human case report of a 71-year-old male patient with cardiorenal syndrome including severe heart failure with reduced ejection fraction and was deemed ineligible for cardiac transplantation or LVAD due to worsening renal function (WRF) and right ventricular dysfunction. The patient was treated with the SCD and effectively bridged to LVAD and demonstrated proof-of-concept for an innovative approach to the treatment of CRS using our device. These initial results now provide important feasibility data for a follow-on study to undertake a controlled randomized clinical trial to evaluate the clinical efficacy of our SCD in CRS patients that have failed ultrafiltration therapy. Based on this data, our SCD recently received BDD for CRS in October 2023. These results were recently published in the journal PLOS One in April 2023 and an additional perspective article was published in the journal European Journal of Heart Failure in February 2024.

Pilot Safety Trial of SCD Therapy Hepatorenal Syndrome (HRS) Patients

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

Pilot Safety Trial of SCD Therapy in Myocardial Ischemia in End-Stage Renal Disease Patients on Chronic Hemodialysis

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

Distribution

The Supply Agreement contains a provision granting FUSA a right of first refusal for the first three years after regulatory approval of our SCD product candidate to distribute the adult SCD products in the United States. If during such period, we elect to promote and sell the SCD through distributors, we will be required to provide FUSA with a right of first refusal to be our exclusive distributor of the SCD in the United States and its territories, provided that the SCD is not promoted or sold in a manner that is incompatible with any devices manufactured and/or sold by FUSA or its affiliates.

On December 27, 2022, we entered into a license and distribution agreement with Nuwellis. We appointed Nuwellis as our exclusive distributor for the sale and distribution of SCD product throughout the United States once we received written authorization from the FDA to market our SCD for pediatric use pursuant to our HDE application. In May 2024, we provided notice to Nuwellis that Nuwellis had breached the Distribution Agreement and that the Distribution Agreement would terminate effective August 18, 2024. Nuwellis disputed the validity of the termination and, on October 20, 2024, we entered into the Settlement Agreement with Nuwellis, pursuant to which we agreed to pay Nuwellis an aggregate of $900,000 payable in three installments through December 31, 2025. As of December 31, 2025, we fulfilled all of our obligations to Nuwellis and have hired sales and marketing employees focused on the commercialization of QUELIMMUNE into the U.S. market.

Third-Party Reimbursement

We anticipate that coverage and reimbursement by Centers for Medicare and Medicaid Services ("CMS") and private payors will be necessary for most adult patients and health care providers to pay for our treatments, particularly in the applications of continuous renal replacement therapy for dialysis access and the treatment of hyperinflammatory conditions, including AKI. Accordingly, future sales of our products will depend substantially, both domestically and abroad, on reimbursement by government authorities, private health coverage insurers and other third-party payors. Our strategy around reimbursement focuses on achieving alignment and agreement from CMS on coding and payment pathways; both are critical to influencing and achieving optimal reimbursement payment from private payor sources. Therefore, we continue to develop a comprehensive reimbursement strategy including CMS, private payors and other key stakeholders to ensure a clear and sustainable reimbursement path for all SCD product opportunities.

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

Intellectual Property

We currently have multiple U.S. and foreign patents and patent applications that protect our proprietary technologies. We strive to protect the proprietary technologies that we believe are important to our business. We have and will continue to seek patent protection for our SCD product and related technologies, as well as for any future products. In addition to seeking patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We also rely on know-how, confidentiality agreements, license agreements and other agreements to establish and protect our proprietary rights. Our success depends in large part on our ability to protect our proprietary technology, including our SCD technologies, and to operate without infringing the proprietary rights of third parties.

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

We currently have 17 issued U.S. patents. We also have 29 issued foreign patents and 1 pending foreign patent application. We have issued patents that have terms expiring from 2025 through 2032, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term.

The following table summarizes the number of our patents and patent applications as of December 31, 2025:

	U.S. Patents	Foreign Patents	U.S. Applications	Foreign Applications
SCD Technology (Patent Families 1-5)	15	29	—	1
Other Technology (Patent Families 6-9)	2	—	—	—
Total	17	29	—	1

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

Patent Family 1 contains nine U.S. patents directed to systems and methods for processing leukocytes and for treating subjects with various inflammatory conditions using a SCD cartridge, and to a SCD cartridge. These patents will expire from 2028-2031, assuming that the required maintenance fees are paid. We also co-own with the UOM counterpart patents granted in Canada, Europe, Japan and New Zealand, with the European patent having been validated in Austria, Belgium, Denmark, Finland, France, Germany, Italy, The Netherlands, Spain, Sweden, and The United Kingdom. These counterpart patents will expire in 2028, assuming that the required maintenance fees are paid. The patents and applications in Patent Family 1 are as follows:

Patent Family 1†

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2031	Methods for processing leukocytes and methods for treating subjects having inflammatory conditions using such methods
United States	Granted	2029	Methods for treating subjects undergoing a cardiopulmonary bypass
United States	Granted	2029	Methods for treating subjects with end-stage renal disease
United States	Granted	2029	Methods for treating subjects with acute renal failure
United States	Granted	2029	Methods for treating subjects with sepsis
United States	Granted	2031	A device that processes activated leukocytes and platelets
United States	Granted	2029	Methods for treating acute lung injury and acute respiratory distress syndrome
United States	Granted	2029	Systems for treating activated platelets
United States	Granted	2028	Systems for treating activated leukocytes
Canada	Granted	2028	Systems and methods for processing leukocytes and platelets and systems for treating inflammatory conditions
Canada	Granted	2028	A device for processing activated leukocytes and platelets
Japan	Granted	2028	A device and methods for treating leukocytes
Japan	Granted	2028	A device for processing activated leukocytes
New Zealand	Granted	2028	Systems and methods for processing leukocytes and platelets and for treating inflammatory conditions
Austria, Belgium, Denmark, Finland, France, Germany, Italy, Netherlands, Spain, Sweden, and United Kingdom	Granted	2028	A device that processes platelets or leukocytes

† This patent family was developed with U.S. federal government funding and is subject to obligations under the Bayh-Dole Act.

Pursuant to a license agreement with the UOM (as amended and restated, the “UOM License Agreement”), UOM has granted us a worldwide, royalty bearing, exclusive license to their interest in the co-owned patents and applications in Patent Family 1 in the field of medical devices for use in human therapeutics for certain technologies used in the SCD technology platform, including composition of matter and methods of use patents. In consideration for such exclusive license, during the term of the UOM License Agreement, we agreed to pay the UOM a royalty fee equal to 1% of net sales as well as a one-time milestone payment of $0.1 million upon FDA approval of the first licensed product under the license (paid in 2024), and to reimburse patent costs. As of December 31, 2025, we have incurred less than $20 thousand in royalties owed from sales of the QUELIMMUNE. Since January 2020, we have paid approximately $0.1 million to the UOM to reimburse patent costs under the license. Under the UOM License Agreement, the UOM’s liability is limited and we agreed to indemnify and hold the UOM harmless in connection with the use of the licensed technology and activities related to the products created using such licensed patents and/or technology. In October 2024, the parties amended the agreement to eliminate the 10% of any milestone payments, fees, etc. in exchange for extending the 1% royalty on net sales until the later of (a) expiration of the last to expire of the patent rights or (b) the ten (10) year anniversary of the first commercial sale, unless sooner terminated as provided in another specific article of this agreement.

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

In addition to the co-owned patents and patent applications in Family 1, we also solely own three additional patent families (Families 2-4) directed to the SCD technology. Patent Family 2 includes 3 U.S. patents directed to a second generation of the SCD cartridge and methods for using our SCD cartridge to process leukocytes. The patents will expire from 2031 to 2032, assuming that the required maintenance fees are paid. Counterpart patents have been granted in Australia, Canada, Europe, and Japan with the European patent having been validated in France, Germany, Italy, Spain, and the United Kingdom. These patents will expire in 2031, assuming that the required maintenance fees are paid. The patents and the application in Patent Family 2 are as follows:

Patent Family 2†

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2032	Cartridge for treating leukocytes or platelets
United States	Granted	2032	Methods for processing leukocytes or platelets and for treating a subject with an inflammatory condition
United States	Granted	2031	Methods for processing leukocytes or platelets and for treating a subject with an inflammatory condition
Australia	Granted	2031	Cartridge for treating leukocytes or platelets and methods for treating a subject with an inflammatory condition
France, Germany, Italy, Spain and the United Kingdom	Granted	2031	Cartridge for sequestering leukocytes or platelets
Canada	Granted	2031	Cartridge for processing leukocytes or platelets
Japan	Granted	2031	Cartridge for treating leukocytes or platelets
Japan	Granted	2031	Cartridge for treating leukocytes or platelets

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

Patent Family 4†

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2032	Methods for increasing myocardial function in subject with acute decompensated heart failure
United States	Granted	2032	Methods for increasing myocardial function in subject with chronic heart failure
Australia	Granted	2032	Methods for increasing myocardial function in a subject with acute chronic heart failure or chronic heart failure
Australia	Granted	2032	Methods, cartridges, and systems for improving myocardial function and treating inflammation associated with acute decompensated heart failure and chronic heart failure
Canada	Granted	2032	Devices for use in treating subjects with chronic heart failure and acute decompensated heart failure
Europe	Pending	2032*	Devices for use in treating subjects with chronic heart failure or acute decompensated heart failure

* Expiration date if application is granted.

† This patent family was developed with U.S. federal government funding and is subject to obligations under the Bayh-Dole Act.

With respect to our other technologies, we solely own patents and patent applications in two additional patent families (Patent Families 5-6) which are summarized as follows:

Patent Family 5

Jurisdiction	Status	Expiration	Subject Matter
		Date
United States	Granted	2027	Extracorporeal cell-based therapeutic device and delivery system for renal cells

Patent Family 6

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

In both the United States and international markets, the use of medical devices is related in part to the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Therapies that present a cost-neutral to cost-beneficial impact to the health economic system are generally viewed as more favorable from a reimbursement perspective. To this end, we conducted health economic outcomes research (HEOR) to estimate the economic impact of the QUELIMMUNE within the pediatric AKI-CKRT patient population. Our analysis revealed that pediatric AKI hospitalizations involving CKRT were estimated to cost over $450,000 per event, reflecting an enormous burden to healthcare institutions. The median length of stay (“LOS”) was 31 days per hospitalization. QUELIMMUNE therapy was projected to be cost-beneficial by lowering mortality as well as reducing hospital LOS by 3 days in pediatric AKI patients requiring CKRT, with estimated savings of ~$40,000 per hospitalization after six days of QUELIMMUNE use. These data were presented at the American Society of Nephrology Kidney Week 2024 and at the AKI-CRRT Annual meeting in March 2025, and were published in the Journal of Medical Economics, titled "Projected hospitalization cost impact of selective cytpheretic device in pediatric acute kidney injury" on December 28, 2025 (1): 1467-1475 (doi: 10.1080/1369998.2025.2550860). However, lack of third-party coverage and reimbursement for our devices could delay or limit their adoption, and as such harm our competitive advantage in the market.

Sales and Marketing

We use a direct model for marketing and sales of QUELIMMUNE. Since obtaining FDA HDE approval for pediatric patients with AKI in February 2024, we terminated a distribution agreement with a third party, built a customer-facing infrastructure to support our direct sales model and will efficiently expand our footprint as new customers are added and QUELIMMUNE utilization increases.

We have hired internal sales and marketing employees focused on the initial launch of QUELIMMUNE into the U.S. Pediatric Market. Our traction with QUELIMMUNE in pediatric hospitals continues to increase as we add new commercial accounts and work through the IRB process in target accounts. We are also conducting analyses and preparing for the launch of the SCD therapy in the U.S. in the adult AKI population. Our plans are focused on developing an optimal infrastructure for an effective U.S. commercial launch inclusive of commercial staff requirements, marketing, sales and reimbursement strategies and refinement of the target account universe.

Government Regulation

Our SCD product is subject to regulation by various regulatory bodies, primarily the FDA and comparable international regulatory agencies, as applicable. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting of medical devices. The SCD therapy interacts with and deactivates the patient’s hyperinflammatory cells prior to their return to the patient. As the primary therapeutic mode of action of our SCD is attributable to the device’s impact on these autologous cells and their timely return to patients, FDA’s Center for Biological Evaluation and Research has primary jurisdiction over the premarket development, review and approval of the SCD as a medical device. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, mandatory safety notifications, repair/replace/refund actions, recalls; and/or, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

FDA’s Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, a de novo request or a PMA or HDE approval from the FDA. Generally, if a new device has a predicate that is already on the market under a 510(k) clearance, the FDA will allow that new device to be marketed under a 510(k) clearance; otherwise, a de novo PMA or HDE application (if applicable) is required. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), such as provisions that relate to: adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls are usually device-specific and may include performance standards, post-market surveillance requirements, patient registries, special labeling requirements, premarket data requirements and guidelines. Most Class II devices require the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, are classified as Class III. In addition, novel devices that have not been previously classified by the FDA or which have been deemed not substantially equivalent to a previously cleared 510(k) device are considered Class III by default, unless and until they are down-classified by the FDA (e.g., via the de novo request process). High risk devices formally classified as Class III by regulation or administrative order cannot be marketed in the U.S. unless the FDA approves the device after submission of a PMA or, if applicable, an HDE. Novel devices that are Class III by default may be eligible for down-classification through the de novo request process, if the device manufacturer can demonstrate that the device is lower risk and should therefore be classified as Class I or Class II. The FDA can also impose post-market sales, marketing, or other restrictions on devices in order to ensure that they are used in a safe and effective manner. The SCD is classified as a Class III medical device and as such is subject to PMA or HDE submission and approval.

Premarket Approval Pathway

A PMA application must be submitted to the FDA for Class III devices for which the FDA has required a PMA. The PMA application process is more extensive than the 510(k) premarket notification and de novo request processes. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

After a PMA application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has 180 days of FDA review time to review a filed PMA application, although the review of an application generally occurs over a significantly longer period of time due to hold periods during which the submitting sponsor (the Company) gathers information to address FDA requests for additional information. The total review process is highly variable and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device.

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

The ADN is calculated by taking the number of devices reasonably necessary to treat or diagnose an individual per year and multiplying it by 8,000. For example, if the typical course of treatment using an HDE device, in accordance with its intended use, requires the use of seven devices per patient per year, then the ADN for that HDE device would be 56,000 (i.e., 7 x 8,000).

If the number of devices distributed in a year exceeds the ADN, the sponsor can continue to sell the device but cannot earn a profit for the remainder of the year.

We received the Final Approval Order on February 21, 2024, to sell QUELIMMUNE, the SCD therapy, for profit, to treat critically ill pediatric patients with life-threatening AKI.

Clinical Trials

Clinical trials are almost always required to support PMA and are sometimes required for 510(k) clearance. In the U.S., for significant risk devices, these trials require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The clinical protocol under an IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with various FDA requirements and regulations. For example, the investigators must obtain patient informed consent, follow the investigational plan, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. The FDA and/or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

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

Employees

As of December 31, 2025, we had 17 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Available Information

We make available free of charge on or through our website, https://seastarmedical.com, our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on, or that may be accessed through our website, is not part of, and is not incorporated into this Annual Report.

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

Risk Factor Summary

•	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•	We have not generated substantial revenue to date and we may never be profitable.
•	We may suffer from lack of availability of additional funds.
•	There is substantial doubt about our ability to continue as a going concern.
•	In the event we pursue a restructuring or reorganization under applicable law, we will be subject to the risks and uncertainties associated with such proceedings.
•	We have a limited operating history, which makes it difficult to forecast our future results of operations.
•	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•	We may become a defendant in one or more stockholder derivative, class-action, and other litigation.
•	We may face challenges in obtaining additional FDA approvals to market our product.
•	The United States could change tariff, trade, or tax provisions related to the manufacturing and sales of our products in ways that we currently cannot predict.
•	We may not be able to manage our growth effectively.
•	Changing priorities within the U.S. government resulting in the loss of government grant funding could adversely impact our future growth plans.
•	We will initially depend on revenue generated from a single product.
•	We may fail to comply with extensive regulations of United States and foreign regulatory agencies.
•	Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.
•

Delays, interruptions, or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, may prevent or delay our ability to manufacture or process our SCD device.

•	Difficulties in manufacturing our SCD could have an adverse effect upon our revenue and expenses.
•	Our SCD technology may become obsolete.
•	We face intense competition in the medical device industry.
•	If our products, or the malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations.
•	We outsource many of our operational and development activities for which we may not have full control.
•	A lack of third-party coverage and reimbursement for our devices could delay or limit their adoption.
•	Adverse changes in reimbursement policies and procedures by payors may impact our ability to market and sell our products.
•	We may be subject to enforcement action if we engage in improper marketing or promotion of our products.
•	We are and will be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should litigation be pursued.
•

United States legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.

•	We are subject to stringent and changing privacy laws, regulations and standards
•	Our business operations will be adversely affected if our security measures, or those maintained on our behalf, are compromised, limited or fails.
•	We depend on key personnel and our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.
•	Our products may in the future be subject to product recalls.
•	Our forecasted operating and financial results rely upon assumptions and analyses development by us and actual results could be significantly below forecasts.
•	Our estimates of market opportunity, industry projections and forecasts of operating and financial results and market growth may prove to be inaccurate.
•	Conflicts, military actions, terrorist attacks, political events, public health crises, changes in regulatory regimes and general instability, could adversely affect our business.
•	We rely upon exclusively licensed patent rights from third parties which are subject to termination or expiration.
•	If we are unable to obtain and maintain sufficient patent protection for our products, our ability to commercialize such products successfully may be adversely affected.
•	We may not be able to obtain protection under the Hatch-Waxman Act and similar non-United States legislation for extending the term of patents covering our products.
•

We could become involved in intellectual property litigation that could be costly, require us to pay damages, prevent us from selling commercially available products at all or reduce margins we may realize from our products.

•	Issued patents covering one or more of our products could be found invalid or unenforceable if challenged in patent office proceedings, or in court.
•	If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be adversely and materially affected, and our business could be harmed.
•	The United States government may exercise certain rights with regard to our inventions, or licensors’ inventions, developed using federal government funding.
•	Changes to the patent law in the United States and other jurisdictions could diminish the value of our patents in general, thereby impairing our ability to protect our products.
•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies.
•	We may obtain only limited geographical protection with respect to certain patent rights,
•	We do not have long-term experience operating as a United States public company.
•	Our Common Stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Common Stock is delisted, it could negatively impact us.
•	Our inability to develop and maintain an effective system of internal controls of financial reporting could impact ability to accurately report financial results in a timely manner.
•	The sale of our Common Stock in at-the-market offerings, through our standby equity purchase agreement or through similar arrangements may cause substantial dilution to our existing shareholders.
•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
•	The trading price of our Common Stock has been volatile and is likely to be volatile in the future.
•	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•	Future sales, or the possibility of future sales, of a substantial number of shares of our Common Stock could adversely affect the price of the shares and dilute stockholders.
•	We have not paid cash dividends in the past and do not expect to pay dividends in the future.
•	We are an "emerging growth company" and will continue to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies.

Risks Relating to Our Financial Condition

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have incurred significant net losses since our inception and had an accumulated deficit of $151.7 million and $139.6 million as of December 31, 2025 and 2024, respectively.

We have devoted most of our financial resources to research and development, including clinical trials and non-clinical development activities, and obtaining regulatory approval of our SCD product candidates. If our product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail.

We expect to continue to incur substantial and increased expenses as we expand research and development activities and advance clinical programs through the regulatory approval process. We also expect an increase in our expenses associated with commercialization of our products and creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

We have not generated substantial revenue to date and we may never be profitable.

Our ability to generate meaningful future revenue from product sales depends heavily on our success with the following items:

•	commercializing QUELIMMUNE, including securing adoption and increasing awareness;
•	completing the clinical development of our adult SCD;
•	obtaining regulatory approval for our adult SCD, including the PMA from the FDA;
•	scaling our commercial operations, including building a hospital-directed sales force and potentially collaborating with third parties;
•	obtaining third-party reimbursement status from government agencies and insurance carriers; and
•	entering into collaboration agreements and partnerships to commercialize our products.

Because of the numerous risks and uncertainties associated with medical device commercialization and product development, we are unable to predict the timing or amount of expenses, or when, or if, we will be able to achieve profitability. In addition, our expenses could increase beyond expectations if we are required by the FDA to perform additional, unanticipated studies.

Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. In the case of our SCD therapy for the treatment of pediatric AKI, we will be limited in our ability to sell and distribute QUELIMMUNE due to certain restrictions under the HDE requirements that limit the number of units that can be sold on an annual basis, which will further limit the amount of revenue that could be generated by us.

We may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund our operations and we will need to raise additional funds through equity and debt financings. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in liability for us. Further, the sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we will need to curtail development and commercialization efforts, including completing the clinical trials and regulatory approval process for our SCD product candidates, which would have a material adverse impact on our business, results of operations and financial condition.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to forego business development opportunities, sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in us.

There is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern, and if we are unable to obtain additional financing, we may be required to pursue a restructuring of our operations or reorganization proceedings under applicable U.S. bankruptcy or insolvency laws.

We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. As of December 31, 2025 and December 31, 2024, we had positive working capital of $9.8 million and negative working capital of $3.0 million, respectively. We currently do not have sufficient capital to support our operations and complete our planned regulatory approval process for the adult AKI patient indications. We will need to secure additional capital to continue our operations, and such funding may not be available on acceptable terms, or at all.

There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2025 financial statements, included in our Annual Report on Form 10-K filed on March 26, 2026, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

In the event we pursue a restructuring or reorganization under applicable law, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we seek to pursue a restructuring, or if we file for relief under the United States Bankruptcy Code, either Chapter 7, Chapter 11 or other proceedings, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of any such financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our customers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions to terminate contracts; and the actions and decisions of our stakeholders and other third parties who have interests in our proceedings that may be inconsistent with our operational and strategic plans.

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

We received HDE approval from the FDA for our pediatric SCD in February 2024 and shipped our first commercial QUELIMMUNE units in July 2024. As a result, we have a limited commercial operating history, making it difficult to accurately forecast future results of our operations and subjecting us to a number of uncertainties and risks, including our ability to plan for and model future growth. Even if we receive regulatory approval to market and sell our other SCD product candidates, our revenue growth could slow in the future, or our revenue could decline or fluctuate for a number of reasons, including slowing demand for our products, increasing competition, changing demand in the markets, new scientific or technological developments, a decrease in the growth of our overall market, our failure to attract more customers, the inability to obtain reimbursement for our products by government agencies and insurers, or our failure, for any reason, to continue to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully or forecast our results accurately, our operating and financial results could differ materially from our expectations, and our business could suffer.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $117.9 million and $52.5 million, respectively, which may be available to offset taxable income in the future. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80 percent of taxable income. Federal NOLs incurred before 2018 may be carried forward 20 years but are not subject to the taxable income limitation. Under current law, California NOLs generally may be carried forward 20 years (with a limited extension for California NOLs incurred in 2020-2021) without a taxable income limitation. Our federal NOLs include $65.0 million that can also be carried forward indefinitely, and the remaining $52.8 million of federal NOLs expire in various years beginning in 2027 for federal purposes. The California NOLs expire beginning in 2039 if not utilized.

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

In addition, on July 5, 2024, Forrest A K Wells (the “Plaintiff”), a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the State of Colorado (the “Class Action”), alleging that we and our management members made material misstatements or omissions regarding our business and operations, including disclosures relating to FDA approval of our product candidates, allegedly culminating in the restatement of our consolidated financial statements as disclosed in the Form 8-K filed on March 27, 2024. The Class Action asserts claims under Section 10(b) of the Exchange Act against us, our Chief Executive Officer and former Chief Financial Officer (collectively, the “Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Defendants. Among other remedies, the Class Action seeks to recover compensatory and other damages. On March 4, 2025, the Plaintiff filed an amended complaint. The Defendants moved to dismiss the complaint. The Defendants’ motion to dismiss the complaint was referred to United States District Court Magistrate Judge Timothy P. O’Hara. On February 27, 2026, Magistrate Judge O’Hara issued a written report and recommendation to United States District Judge Regina M. Rodriguez that the complaint be dismissed with leave to amend (“R&R”). Lead Plaintiff filed an objection to the R&R on March 13, 2026, and Defendants are expected to respond on March 27, 2026. We cannot predict whether the Magistrate Judge’s R&R will be adopted, modified or rejected by the District Court, or whether the Lead Plaintiff will amend the complaint.

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

Such lawsuits could divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). The ultimate resolution of these matters and any future matters could have a material adverse effect on our business, financial condition, results of operations and cash flow and, consequently, could negatively impact the trading price of our common stock.

Risks Related to Our Business Operations

We may face challenges in obtaining additional FDA approvals to market our products in the United States or abroad.

We may encounter various challenges and difficulties in our application to seek approval from the FDA to sell and market our SCD product candidates, including the pivotal trial for adult AKI indication.

On April 29, 2022, we received a BDD for the use of our SCD in the treatment of immunomodulatory dysregulation in adult patients (18 and older) with AKI, which is expected to accelerate the regulatory approval process subsequent to the completion of  our ongoing pivotal trial.

While we expect the BDD to expedite the clinical development and regulatory review of the SCD therapy for use in this patient population, there is no guarantee that we will be able to expedite the clinical development or obtain regulatory approval.

While we have obtained approval from the FDA to conduct the pivotal trial for SCD therapy in the adult AKI patient population, there is no guarantee that we will be able to complete such trial in a timely manner, or at all, nor can there be any assurance that positive data will be generated from such trials. Even if we are able to generate positive results from this trial, the FDA and other regulatory agencies may require us to conduct additional trials to support the study or disagree with the design of the trial and request changes or improvements to such design. We are also subject to numerous other risks relating to the regulatory approval process, which include but are not limited to:

•	an inability to secure and obtain support and references from collaborators and suppliers required by the FDA;
•

a disagreement with the FDA regarding the design of the trial, including the number of clinical study subjects and other data, which may require us to conduct additional testing or increase the size and complexity of our pivotal study;

•	a failure to obtain a sufficient supplies to conduct our trial;
•	an inability to enroll a sufficient number of subjects;
•	a shortage of necessary raw materials, such as calcium or IV fluids; and
•	delays and failures to train qualified personnel to operate the SCD therapy.

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

The U.S. presidential administration has instituted or proposed changes in trade policies that include the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct business. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The U.S. presidential administration has indicated a focus on policy reforms that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2025, we do not import materials from Canada or China, but we do source tubing sets from Medtronic that are manufactured in Mexico.

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

We currently depend on revenue generated from a single product and in the foreseeable future will be significantly dependent on a limited number of products.

We currently depend on revenue generated from QUELIMMUNE and, if approved, our SCD product candidate for adult patients with AKI. Given that, for the foreseeable future, our business will depend on a single or limited number of products, to the extent a particular product is not well-received by the market, our sales volume, prospects, business, results of operations and financial condition could be materially and adversely affected.

If we fail to comply with extensive regulations of United States and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

Our SCD product candidate and research and development activities are subject to extensive government regulations related to its development, testing, manufacturing and commercialization in the United States and other countries. We have received FDA approval for our pediatric SCD under the HDE (QUELIMMUNE), but the SCD product has not received regulatory approval from the FDA, or any foreign regulatory agencies, for use with adult patients. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations in the United States and in foreign countries is costly, time-consuming, uncertain and subject to unanticipated delays. Obtaining such regulatory approvals, if any, can take several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We are also subject to the following risks and obligations, among others:

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

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions up to a total or partial suspension of production.

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

We currently rely on a single supplier for the cartridges and blood tubing sets used in the SCD device for the pediatric and adult AKI indications pursuant to supply agreements. In the event this supplier is unable to meet its obligations under the agreement, we may not be able to obtain a sufficient number of cartridges or blood tubing sets to conduct our clinical trials and commercialize our products. FDA review and approval of a new supplier may be required if these materials become unavailable from our current suppliers. Although there may be other suppliers that have equivalent materials that would be available to us, FDA review of any alternate suppliers, if required, could take several months or more to obtain, if they are able to be obtained at all. Any delay, interruption, or cessation of production by our third-party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay our ability to manufacture our SCD.

Additionally, use of the SCD in the hospital setting requires the administration of RCA and calcium replacement into CRRT circuitry for safe and effective use. Both components are IV solutions which are commonly stocked by hospital systems. However, there are limited manufacturers/suppliers of these IV solutions nationwide, and any supply chain disruptions may have detrimental effects to the utilization of CRRT, and subsequently the commercial use of QUELIMMUNE or the use of adult SCD in clinical studies.

Difficulties in manufacturing our SCD could have an adverse effect upon our revenue and expenses.

We outsource the manufacturing of component parts of our SCD and complete final assembly of our SCD kits in-house. The outsourced manufacturing of SCD cartridges is complex and specialized. To support our current clinical trial needs, we comply with and intend to continue to comply with current Good Manufacturing Practice (“cGMP”) for outsourced manufacturing and in-house assembly of our products. Our ability to adequately supply our SCD in a timely manner is dependent on the uninterrupted and efficient operation of our third-party manufacturers, and those of the third parties producing raw materials and supplies upon which we rely on for the manufacturing of our products. The manufacturing of our products may be impacted by:

•	the availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other supplier;
•	our ability to comply with new regulatory requirements and cGMP;
•	potential facility contamination by microorganisms or viruses;
•	updating of our manufacturing specifications;
•	product quality success rates and yields; and
•	disruptions outside of our control, such as global viruses and pandemics.

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

Our SCD technology may become obsolete.

Our SCD product candidates may become obsolete prior to commercialization by new scientific or technological developments, or by others with new treatment modalities that are more efficacious and/or more economical than our products. Further, new technological and scientific developments within the hospital setting could cause our SCD product candidates to become obsolete. For example, the SCD relies on the existing footprint of CRRT pump systems in ICUs, as well as the growing use and adoption of RCA. Further developments in these areas could require us to reconfigure our SCD product candidates, which may not be commercially feasible, or cause them to become obsolete. Lastly, our ability to achieve significant and sustained growth in our key target markets will depend upon our success in hospital penetration, utilization, publication, our SCD’s reimbursement status and medical education. If we fail to sell products that satisfy our customers’ demands or respond effectively to new product announcements by our competitors, then market acceptance of our products could be reduced and our business, results of operations and financial condition could be adversely affected.

We face intense competition in the medical device industry.

We compete with numerous United States and foreign companies in the medical device industry, and many of our competitors have greater financial, personnel, operational and research and development resources than us. Our commercial opportunities will be reduced or eliminated if our competitors develop and market more effective products for any of the diseases we target; have fewer or less severe adverse side effects; are better tolerated; are easier to administer; or are less expensive than our products or our product candidates.

Even if we successfully develop the adult SCD and any other future products and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other products. Our competitors include fully integrated pharmaceutical and medical device companies and biotechnology companies, universities, and public and private research institutions. If our competitors develop more effective treatments for infectious disease or hyperinflammation or bring those treatments to market before we can commercialize the SCD for such uses, we may be unable to obtain any market traction for our products, or the diseases we seek to treat may be substantially addressed by competing treatments. If we are unable to successfully compete against larger companies in the pharmaceutical industry, we may never generate significant revenue or be profitable.

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

In addition, Congress is considering additional healthcare reform measures. Legislation could be adopted in the future that limits payments for our products from governmental payors. Furthermore, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, it is possible that our products or the procedures or patient care performed using our products will not be reimbursed at a cost-effective level.

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

We intend to outsource and rely on third parties in part for the clinical development and manufacture, sales and marketing of our SCD or any future product candidates that we may develop, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties, for which we will not have full control.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our SCD product candidate or any other or future product candidates that we may develop, and do not have the full capability and resources to manufacture, market or sell our SCD product candidate or any future product candidates that we may develop without the potential reliance on third parties. We rely on third-party consultants, vendors and distributors to manage and implement much of the day-to-day responsibilities of conducting clinical trials and manufacturing and distribution of our current products and product candidates. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacturing, distribution and regulatory approval of our SCD, as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, the failure of any of these third parties to meet their contractual, regulatory, and other obligations, or the development of factors that materially disrupt the performance of these third parties, could have a material adverse effect on our business, results of operations and financial condition.

We are and will be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should litigation be pursued.

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

Our SCD product candidate may be used in connection with medical procedures where those products must function with precision and accuracy. If medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, we may be subject to lawsuits seeking significant compensatory and punitive damages. We have obtained general clinical trial liability insurance coverage; however, our insurance coverage may not be adequate or available. In addition, we may not be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and such insurance may not provide adequate coverage against potential liabilities. Any product recall or lawsuit in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, results of operations and financial condition. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

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

If we fail, or it is perceived we have failed, to address or comply with such obligations, it could:

•	increase our compliance and operational costs;
•	expose us to regulatory scrutiny, actions, fines and penalties;
•	result in reputational harm; interrupt or stop our clinical trials;
•	result in litigation and liability; result in an inability to process personal data or to operate in certain jurisdictions; or
•	harm our business operations or financial results or otherwise result in material harm to our business.

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

In the ordinary course of our business, we handle and process proprietary, confidential and sensitive information, including personal data, intellectual property, trade secrets, and proprietary business information owned or controlled by us or other third parties, or collectively. We may use and share such sensitive information with service providers and other third parties. If we, our service providers, partners, or other relevant third parties have experienced, or in the future experience, any security incident or incidents that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, confidential and sensitive information, it may adversely affect our business, results of operations and financial condition, including the diversion of funds to address the breach, and interruptions, delays, or outages in our operations and development programs.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase, including the possibility that the ongoing conflict between Russia and Ukraine or other regional conflicts, could result in cyberattacks or cybersecurity incidents that may have a direct or indirect impact on our operations. In addition to threats from traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing) and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, or other similar issues any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in their design or manufacture. For the FDA, the authority to require a recall must be based on a finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, business, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands.

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

We have previously provided projected financial and operating information that reflected our estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of factors, many of which are outside our control, including, but not limited to:

•	whether we can obtain sufficient capital to develop and commercialize our SCD product candidates and grow our business;
•	whether we can manage relationships with key suppliers or contract research organizations;
•	the ability to obtain necessary regulatory approvals;
•	demand for our products;
•	the timing and cost of new and existing marketing and promotional efforts;
•	competition, including from established and future competitors;
•	our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
•	the overall strength and stability of the economies in the markets in which we operate or intend to operate in the future; and
•	regulatory, legislative and political changes.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial condition.

Our estimates of market opportunity, industry projections and forecasts of market growth may prove to be inaccurate.

The market opportunity estimates and growth forecasts included in this Annual Report, including information concerning our industry and the markets in which we intend to operate, are obtained from publicly available information released by independent industry and research organizations and other third-party sources. Although we are responsible for the disclosure provided in this Annual Report and believe such third-party information is reliable, we have not independently verified any such third-party information. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate are subject to uncertainty and risk due to a variety of factors. As a result, inaccuracies in third-party information, or in the projections, may adversely impact the assumptions that are relied upon for our internal business planning and in the analysis of investors.

Conflicts, military actions, terrorist attacks, political events, public health crises, changes in regulatory regimes and general instability, could adversely affect our business.

Conflicts, military actions, terrorist attacks, political events and public health crises have precipitated economic instability and turmoil in international commerce and the global economy. The uncertainty and economic disruption resulting from hostilities, military action or acts of terrorism may impact our operations or those of our suppliers or customers. Accordingly, any conflict, military action or terrorist attack that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Risks Relating to Our Intellectual Property

We rely upon exclusively licensed patent rights from third parties which are subject to termination or expiration. If licensors terminate the licenses or fail to maintain or enforce the underlying patents, our competitive position could be materially harmed.

We rely in part upon exclusively licensed patent rights for the development of our SCD technology. For example, we co-own with, and exclusively licensed from, the UOM patents related to the SCD technology. If the UOM were to terminate its license with us, we would no longer have exclusive rights to the co-owned patents and the UOM would be free to license the UOM’s interest in the co-owned patents to a competitor of ours.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or by the USPTO or by foreign patent offices. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in post-grant review procedures such as oppositions, derivations, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of third parties. An adverse determination in any such challenges may result in the loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar products, or limit the duration of our patent protection. In addition, given the amount of time required for the development, testing and regulatory review of medical devices, our patents might expire before or shortly after such products receive FDA approval and are commercialized, or before we receive approval to market our products in a foreign country.

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

Any infringement claim against us, even if without merit, may cause us to incur substantial costs, and would place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. In some cases, litigation may be threatened or brought by a patent holding company or other adverse patent owner who has no relevant product revenues and against whom our patents may provide little or no deterrence. If we are found to infringe any patents, we could be required to pay substantial damages. We also could be forced, including by court order, to cease developing, manufacturing, or commercializing infringing products. We also could be required to pay royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. We may not be able to obtain a license enabling us to sell our products on reasonable terms, or at all. If we fail to obtain any required licenses or make any necessary changes to our technologies or products, we may be unable to commercialize one or more of our products or may have to withdraw products from the market, either of which would have a material adverse effect on our business, results of operations and financial condition.

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

Grounds for a validity challenge could be an alleged failure to meet one or more statutory requirements for patentability. Grounds for an unenforceability assertion could be based on an allegation that someone connected with prosecution of the patent intentionally withheld relevant information from the USPTO or made a misleading statement, during prosecution.

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

Other parties may challenge certain of our foreign patent applications. If any such parties are successful in opposing our foreign patent applications, we may not gain the protection afforded by those patent applications in particular jurisdictions and may face additional proceedings with respect to similar patents in other jurisdictions, as well as related patents. The loss of patent protection in one jurisdiction may influence our ability to maintain patent protection for the same technology in other jurisdictions.

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

If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom the third party communicates such technology or information, from using that technology or information to compete with us, and our business, results of operations and financial condition could be adversely affected.

Those with whom we collaborate on research and development related to current and future technologies and products may have rights to publish data and other information to which we have rights. In addition, we sometimes engage individuals or entities to conduct research relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. But these contractual provisions may be insufficient or inadequate to protect our confidential information. If we do not apply for patent protection prior to such publication, or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

If the U.S. government exercises such march-in rights, we may not be able to develop or commercialize our product candidates effectively or profitably, or at all, which could harm our business, results of operations and financial condition. In addition, if any intellectual property owned or licensed by us becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act, this could impair the value of our intellectual property and could adversely affect our business.

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

Obtaining and enforcing patents in the medical device industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries could increase those uncertainties and costs. The United States Supreme Court has ruled on several patent cases, either narrowing the scope of patent protection available or weakening the rights of patent owners in certain circumstances. Depending on future actions by Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in ways that would weaken our ability to obtain new patents or to enforce our existing and future patents.

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
•

third parties may allege that our development and commercialization of our products infringe their intellectual property rights, and the outcome of any related litigation may have an adverse effect on our business, results of operations and financial condition.

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

We have not and in the future may not file for patent protection in all national and regional jurisdictions where such protection may be available because it is cost prohibitive. In addition, we may decide to abandon national and regional patent applications before grant, or to not pay maintenance fees on granted patents in certain jurisdictions. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.

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

Risks Related to Being a Public Company

We do not have long-term experience operating as a United States public company and may not be able to adequately implement the governance, compliance, risk management and control infrastructure and culture required for a public company, including compliance with the Sarbanes-Oxley Act.

We are building experience operating as a United States public company and our executive officers have limited experience in managing a United States public company, which makes their ability to comply with applicable laws, rules, and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to United States public companies could subject us and our management to regulatory scrutiny or sanction, which could harm our reputation and share price. Although we are developing and implementing governance, compliance, risk management and control framework and culture required for a public company, we may not be able to meet the requisite standards expected by the SEC and/or our investors.

As a United States public reporting company, we incur significant costs for legal, accounting, insurance, compliance, and other expenses. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Compliance with reporting, internal control over financial reporting and corporate governance obligations may require members of our management and our finance and accounting staff to divert time and resources from other responsibilities to ensure these new regulatory requirements are fulfilled.

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

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a Mandatory Panel Monitor until July 1, 2026. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds us again out of compliance with the Minimum Stockholders’ Equity Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), we would not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor would we be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff would issue a “Delist Determination Letter” and we would have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

On July 31, 2025, we received a letter from Nasdaq notifying us that we were not in compliance with the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2), (the "Minimum Bid Price Rule"). This letter had no immediate effect on the listing of the Company’s Common Stock on Nasdaq and we had 180 calendar days from the date of the notice, or until January 27, 2026, to regain compliance with the Bid Price Requirement.

On January 20, 2026, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the minimum bid price requirement of the Minimum Bid Price Rule.

There can be no assurance that we will successfully maintain with the Minimum Stockholder's Equity Requirement or maintain compliance with other Nasdaq listing requirements. If we fail to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, the Securities could be subject to delisting from Nasdaq, unless another exception is granted by Nasdaq.

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

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives applicable to public companies, including compliance with Section 404 of the Sarbanes-Oxley Act and the evaluation of the effectiveness of our internal controls over financial reporting within the prescribed timeframe. In the event that we identify additional deficiencies, we may be required to further restate our financial statements and our results of operations and financial condition could be negatively affected.

We have in the past identified material weaknesses in our internal controls over financial reporting. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Ownership of Our Common Stock

The sale of our Common Stock in at-the-market offerings, our standby equity purchase agreement or through any similar arrangements may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our Common Stock to decline.

We have used at-the-market, or ATM, offerings to fund a meaningful portion of our operations in the past year, and we may continue to use ATM offerings, our standby equity purchase agreement or any similar arrangement to raise additional capital in the future. For example, in 2025, we sold an aggregate of approximately 900 thousand shares of our Common Stock for net proceeds of approximately $5.9 million under our At-the-Market offering program. While sales of shares of our Common Stock in ATM offerings may enable us to raise capital at a lower cost compared with other types of equity financing transactions, such sales may result in dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our Common Stock to decline

The trading price of our Common Stock has been volatile and is likely to be volatile in the future.

The trading price of our Common Stock has been and is expected to remain volatile because it is influenced by many factors beyond our control. These include overall market conditions, economic trends, interest rate changes, investor sentiment, and industry-specific developments. Company-specific events such as earnings announcements, changes in management, strategic decisions, or unexpected news can also cause sharp price fluctuations. In addition, external factors like geopolitical events and regulatory changes can increase uncertainty in the market, contributing to continued volatility in the trading price of our Common Stock. Such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our Board considers cybersecurity and other information technology risks as part of its risk management and compliance oversight function. The Board oversees management’s implementation of our cybersecurity risk management processes and receives reports from management on our cybersecurity risks annually. In addition, management updates the Board, as necessary, regarding any significant cybersecurity incidents. The Board receives briefings from management on our cyber risk management processes, and it receives presentations on cybersecurity topics from management as part of the Board’s risk oversight function and continuing education on topics that impact public companies.

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

Item 2. Properties.

We lease our headquarters on a month-to-month basis and our facility for final assembly, warehousing and fulfillment pursuant to an annual lease agreement at 3513 Brighton Boulevard, Denver, Colorado 80216. We believe this property is adequate to operate our business.

Item 3. Legal Proceedings.

Shareholder Derivative Claims

On July 5, 2024, Forrest A K Wells, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the District of Colorado, captioned Wells v. SeaStar Medical Holding Corporation et al, Case No. 1:24-cv-0187 (D. Colorado) (the “Class Action”). The Class Action alleges that we, our Chief Executive Officer and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding our business and operations, allegedly culminating in our restatement of our consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. On March 4, 2025, the Plaintiff filed an amended complaint. The Defendants moved to dismiss the complaint. The Defendants’ motion to dismiss the complaint was referred to United States District Court Magistrate Judge Timothy P. O’Hara. On February 27, 2026, Magistrate Judge O’Hara issued a written report and recommendation to United States District Judge Regina M. Rodriguez that the complaint be dismissed with leave to amend (“R&R”). Lead Plaintiff filed an objection to the R&R on March 13, 2026, and Defendants are expected to respond on March 27, 2026. We cannot predict whether the Magistrate Judge’s R&R will be adopted, modified or rejected by the District Court, or whether the Lead Plaintiff will amend the complaint.

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

The Derivative Action alleges, among other things, that our Chief Executive Officer, former Chief Financial Officer, and certain of the Company's current and former directors violated Section 14(a) of the Exchange Act, breached fiduciary duties and were unjustly enriched by making or allowing to be made purportedly false and misleading statements regarding our prospects for success in obtaining FDA approval for our SCD. The Derivative Action further alleges that there were purported deficiencies in the Company's internal financial controls and procedures and improper accounting for classification of certain financial instruments leading to our restatement of previously issued financial statements. The Derivative Action also asserts claims under Section 10(b) and 21D of the Exchange Act against our Chief Executive Officer and former Chief Financial Officer. Among other remedies, the Derivative Action seeks to recover damages and restitution on behalf of us and certain injunctive relief concerning our corporate governance and internal controls. Additional stockholders may file substantially similar complaints in the future. The Company will not make separate disclosure of such complaints unless they are materially different than the Derivative Action.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on The Nasdaq Capital Market under the symbol “ICU.”

Holders

As of March 1, 2026, there were 86 stockholders of record of our Common Stock.

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

Issuer Purchases of Equity Securities By the Issuer and Affiliated Purchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Objective

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Annual Report.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical”, “we”, “us”, and “our”, are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries (the “Company”, “We”, “SeaStar Medical” or “Us”) following the October 28, 2022, merger between LMF Acquisition Opportunities Inc. (“LMF”), and SeaStar Medical, Inc. (the “Predecessor”) (the transaction herein defined as the “Business Combination” or “Merger”). In connection with the Business Combination, the Predecessor was determined to be the accounting acquirer.

Overview

On October 28, 2022, LMAO consummated a series of transactions that resulted in the combination of LMF Merger Sub, Inc. and the Predecessor pursuant to an Agreement and Plan of Merger. Immediately upon consummation of the Business Combination, LMAO was renamed SeaStar Medical Holding Corporation (as defined above).

We are a commercial-stage healthcare company focused on transformational treatments for critically ill patients facing organ failure and potential loss of life. Our Selective Cytopheretic Device (“SCD”) is designed as a disease-modifying device that neutralizes over active immune cells and stops the cytokine storm that yields destructive hyperinflammation and creates a cascade of events that wreak havoc in the patient’s body. It has broad potential applications for patients suffering from both acute and chronic kidney diseases as well as cardiovascular and other serious inflammatory diseases.

We received Food and Drug Administration (“FDA”) approval on February 21, 2024, under a Humanitarian Device Exemption (“HDE”) for our pediatric SCD therapy. It is the only FDA-approved product for use in pediatric patients with acute kidney injury (“AKI”) due to sepsis or a septic condition requiring continuous renal replacement therapy ("CRRT"). We shipped our first commercial pediatric SCD (“QUELIMMUNE”) in July 2024. In addition, we are currently conducting a pivotal clinical trial (“NEUTRALIZE-AKI”) to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring CRRT.

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

We are using our SCD initially to clinically validate several acute organ injury indications, including kidneys and lungs. Our investigational SCD for adults is an extracorporeal synthetic membrane device that is currently being evaluated in a pivotal clinical trial in the U.S. for premarket clearance by the FDA. The SCD for adults is designed to be easily integrated into existing CRRT systems that are commonly installed in hospitals, including in ICUs throughout the United States. Similar to QUELIMMUNE, once approved and commercialized, our adult SCD is expected to initially target acute kidney injury in adults on CRRT. In addition, we are developing our SCD to address inflammation associated with liver disease, acute respiratory distress syndrome, chronic dialysis and chronic heart failure in adult populations. See Part I, Item 1A “Risk Factors” for additional information.

We have incurred net losses in each year since our inception in 2007. As of December 31, 2025 and 2024, we had an accumulated deficit of approximately $151.7 million and $139.6 million, respectively. Our net losses were $12.2 million and $24.8 million for the years ended December 31, 2025 and 2024, respectively. The majority of our net losses for the years-ended December 31, 2025 and 2024, respectively, resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The remaining net losses primarily resulted from non-cash, non-operating changes in fair value of our financial instruments recognized in our statement of operations for the same two fiscal years. For the year ended December 31, 2025, these non-cash, non-operating losses related to change in fair value of convertible notes, change in fair value of liability classified warrants, and interest expense, which were partially offset by interest income.

As of December 31, 2025, we had cash of approximately $12.0 million. The Company does not hold any cash equivalents

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial costs and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance date for the consolidated financial statements for the year ended December 31, 2025. See Note 1 to our audited consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report for additional information on our assessment.

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

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have not generated significant revenue from the sale of commercialized products. Our ability to generate significant product revenue will depend on the successful development of our adult SCD and eventual ongoing commercialization of QUELIMMUNE. Until such time, if ever, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” for additional information.

Key Components of Results of Operations

Revenue

Our pediatric SCD therapy, QUELIMMUNE, received HDE approval from the FDA in February 2024. Since that time, we have been building out our commercial operations, developing our customer base and growing commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. We recognized $1.2 million and $0.1 million of revenue from the sale of QUELIMMUNE for the years ended December 31, 2025 and 2024, respectively. Historically, prior to 2024, revenue has been primarily derived from government and other grants. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants.

We expect that any revenue we generate will fluctuate from quarter to quarter as we continue to advance our sales of QUELIMMUNE to pediatric hospital customers. We also continue to develop our adult SCD for which we are currently enrolling patients in a pivotal study to support FDA approval. If we fail to complete the development of, or fail to obtain regulatory approval to commercialize our adult SCD in a timely manner, our ability to generate additional future revenue, and our results of operations and financial position, could be materially adversely affected.

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

Other Income (Expense), Net

Total other income (expense), net primarily consists of (i) interest expense relating to interest incurred on notes payable, (ii) a one-time charge for a financing fee related to our standby equity purchase agreement, (iii) changes in the fair value of liability classified warrants, and (iv) interest income derived from cash balances maintained at a commercial financial institution.

Net Loss

Net loss consists of our loss from operations, offset by other income, net and taxes.

Factors Affecting Our Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Annual Report, including those discussed in Part I, Item 1A, “Risk Factors,” for additional information.

Results of Operations

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

The following table sets forth a summary of our results of operations. This information should be read together with our consolidated financial statements and related Notes included elsewhere in this Annual Report.

	Year Ended
	December 31,		Change
($ in thousands)	2025	2024	$	%
Revenue	$1,234	$135	$1,099	814%
Cost of goods sold	53	$—	53	*
Gross profit	1,181	135	1,046	775%
Operating expenses
Research and development	7,518	9,105	(1,587)	(17)%
General and administrative	5,838	8,872	(3,034)	(34)%
Total operating expenses	13,356	17,977	(4,621)	(26)%
Loss from operations	(12,175)	(17,842)	5,667	(32)%
Total other income (expense)	28	(6,985)	7,013	(100)%
Loss before income tax provision	(12,147)	(24,827)	12,680	(51)%
Income tax provision	3	3	—	—
Net loss	$(12,150)	$(24,830)	$12,680	(51)%

(*) - revenue or expenses which were new to the year ended December 31, 2025, compared to the year ended December 31, 2024.

Revenue

Net revenue increased $1.1 million to $1.2 million for the year-ended December 31, 2025, compared to $0.1 million net revenue for the year-ended December 31, 2024. The increase is primarily attributable to (i) increased adoption of QUELIMMUNE, resulting in ten customers as of December 31, 2025, an increase from three as of December 31, 2024, and (ii) a full year of sales activity during the 2025 fiscal year compared to only six months of sales activity during the 2024 fiscal year, as sales did not commence until July 1, 2024.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses:

	Year Ended
	December 31,		Change
($ in thousands)	2025	2024	$	%
Clinical trials	$3,904	$4,391	$(487)	(11)%
External services	602	1,254	(652)	(52)%
Payroll and personnel expenses	2,695	3,184	(489)	(15)%
Other research and development expenses	317	276	41	15%
	$7,518	$9,105	$(1,587)	(17)%

Research and development expenses for the years ended December 31, 2025 and 2024 were approximately $7.5 million and $9.1 million, respectively. The decrease in research and development expenses of $1.6 million was primarily driven by (i) a $1.0 million decline in consulting expenses as the Company both made a concerted effort to reduce usage of consultants and hiring key employees to bring certain critical skillsets in-house, (ii) a $0.6 million decline in pre-clinical expenses as we started the NEUTRALIZE-AKI study in 2024, resulting in limited pre-clinical activities in 2025, (iii) a $0.5 million decline in compensation and benefits as a result of certain voluntary recissions of accrued bonuses accrued, (iv) a $0.4 million reduction in outside services as we switched clinical research organizations, and (v) $0.4 million in contra-expenses were recognized in 2025 as we agreed to provide clinical research organization services to a third-party, for which the Company will be able to utilize the results of this study.

These decreases described above were partially offset by (i) a $1.0 million increase in clinical trial costs, mostly driven by the increased activity relating to the NEUTRALIZE-AKI study, (ii) a $0.2 million increase in the adult SCD related supply costs due to both the NEUTRLAIZE-AKI study and device development efforts, and (iii) a $0.1 million increase in medical affairs.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2025 and 2024 were $5.8 million and $8.9 million, respectively. The decrease of $3.1 million in general and administrative expenses is due primarily to (i) a $1.0 million decline in accounting and legal related activities, primarily driven by the 2024 restatement of previously filed financial statements, with no such expense in the 2025 fiscal year, (ii) a $0.6 million decline in Board compensation due to the voluntary recission of accrued director fees, (iii) a decrease of $0.5 million in compensation and benefits primarily due to the voluntary recission of accrued bonuses, (iv) a $0.5 million decline in other professional fees, and (v) a $0.3 million reduction in costs as we had a one-time settlement in 2024 with a former distributor , and (vi) a $0.2 million decline in travel and conference activity.

These decreases were partially offset by the increase of $0.1 million due to due diligence fees paid to a third-party financial institution for a standby equity purchase agreement that we entered into during the fiscal year ended December 31, 2025.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2025 and 2024 was other income, net of $28 thousand and other expense, net of $7.0 million, respectively. The change was the result of (i) interest income increasing $0.2 million as a result of our increased cash during the 2025 fiscal year compared to the 2024 fiscal year, (ii) $0.2 million decline in interest expense due to the reduction in our outstanding notes and convertible notes, (iii) a $6.1 million loss on the change in fair value of convertible notes in the fiscal year ended December 31, 2024, with no such charge during the year ended December 31, 2025, and (iv) we recognized a $32 thousand gain on the change in fair value of liability classified warrants for the year ended December 31, 2025, compared to a loss of $0.7 million for the year ended December 31, 2024.

This was offset by a $0.3 million financing charge related to the standby equity purchase agreement that we entered into during the year ended December 31, 2025.

Income Tax Provision (Benefit)

We recorded a provision for income taxes of $3 thousand for each of the years ended December 31, 2025, and 2024, respectively.

Under Accounting Standards Codification (“ASC”) 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. We consider all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported during 2025 and 2024, we concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, we believe that a valuation allowance continues to be necessary based on the more-likely-than-not threshold noted above. A valuation allowance of $32.0 million and $28.5 million was recorded as of and for the years ended December 31, 2025 and 2024, respectively.

Net Loss

During the year ended December 31, 2025, we had a net loss of $12.2 million compared to a net loss of $24.8 million for the year ended December 31, 2024. The decline in net loss of $12.7 million primarily resulted from (i) a $1.0 million increase in revenue in 2025 compared to 2024, (ii) $4.6 million decrease in operating expenses in 2025 compared to 2024, and (iii) $7.0 million favorable change in other income or expense in 2025 compared to 2024.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2025 and 2024, we had an accumulated deficit of $151.7 million and $139.6 million, respectively.

As of December 31, 2025, we had cash of $12.0 million. We expect that our existing cash will be insufficient to fund our operations for the twelve months from the filing date of this Annual Report for the year ended December 31, 2025, including clinical trial expenses and capital expenditure requirements. We believe that this raises substantial doubt about our ability to continue as a going concern. To finance our operations beyond that point, we would need to raise additional capital, and there is no guarantee that we will be able to secure additional funding on favorable terms, or at all. We have concluded that these circumstances raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of this Annual Report. See Note 1 to our audited consolidated financial statements for the year ended December 31, 2025.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Year Ended
	December 31,
($ in thousands)	2025	2024
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(13,599)	$(16,007)
Investing activities	—	—
Financing activities	23,760	17,650
Net increase in cash	$10,161	$1,643

Cash Flow from Operating Activities

Net cash used in operating activities for the fiscal year ended December 31, 2025 was $13.6 million compared to $16.0 million for the fiscal year ended December 31, 2024. The decrease in cash used for operating activities of $2.4 million is primarily due to the decline in consulting, legal and accounting related activities (see Results of Operations above).

Cash Flow from Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2025, was $23.8 million, primarily related to proceeds from the issuance of common stock from certain registered direct offerings and ATM issuances, and proceeds from the issuance of pre-funded warrants.

Net cash provided by financing activity for the fiscal year ended December 31, 2024, was $17.7 million, primarily related to proceeds from the issuance of common stock from certain registered direct offerings and ATM issuances, proceeds from the issuance of convertible notes, and proceeds from the issuance of certain pre-funded warrants.

Capital Resources

Sources of Liquidity

We finance our operations from a combination of sales of common stock and warrants, through registered direct or public offerings, our at-the-market program, and our standby equity purchase agreement. We finance certain insurance needs through a short-term note payable.

Shelf Registration

On December 8, 2023, we filed a shelf registration statement on Form S-3 (File No. 333-275968), which was declared effective by the SEC on December 22, 2023. This shelf registration statement covered the offering, issuance and sale of up to an aggregate of $100.0 million of our common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”).

Since the date of effectiveness and through December 31, 2025, we have raised approximately $44.1 million under the 2023 Shelf and have approximately $55.9 million remaining for future offerings. However, actual availability for primary offerings is limited by the “baby shelf” restrictions applicable to our use of Form S‑3.

At-The-Market Offering

On August 20, 2024, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Wainwright as sales agent, to sell shares of Common Stock, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. As of December 31, 2025, approximately $1.2 million remained available for issuance under our ATM program as a result of baby shelf limitations, which is a component of the 2023 Shelf.

Standby Equity Purchase Agreement

On April 25, 2025, we entered into a standby equity purchase agreement (“SEPA”) with Lincoln Park Capital, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park shares of Common Stock, subject to certain limitations, from time to time over the 36-month period commencing on the Commencement Date. As of December 31, 2025, approximately $15.0 million in aggregate capacity remained available under the SEPA.

2025 Offering Activity

During the year ended December 31, 2025, we raised under the 2023 Shelf: (i) approximately $14.4 million through three registered direct offerings and concurrent private placements of Common Stock, pre-funded warrants, warrants and placement agent warrants, and (ii) approximately $6.1 million through our ATM Agreement. We also raised outside the 2023 Shelf: (i) approximately $4.0 million through a best-efforts public offering of Common Stock, pre-funded warrants, warrants and placement agent warrants, and (ii) approximately $40 thousand from the SEPA.

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our SCD product for approval by the FDA, and (ii) if regulatory approval is obtained, to launch and commercialize our products in the U.S. markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	conditions in the capital markets;
•	our ability to receive cash proceeds from our existing funding instruments, including our equity line of credit;
•	the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•

the costs of operating as a public company, including hiring additional personnel as well as increased director and officer insurance premiums, audit and legal fees, investor relations fees and expenses related to compliance with public company reporting requirements under the Securities Exchange Act of 1934, as amended, and rules implemented by the SEC and Nasdaq.

Until such time, if ever, as we are able to successfully develop and fully commercialize our products, we expect to continue financing our operations through the sale of equity, issuance of debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available when needed or on acceptable terms.

Based on our results of operations and liquidity as of December 31, 2025, we believe our cash is not sufficient to meet our operations, working capital and capital expenditure requirements for a period of at least twelve months from the date of our audited consolidated financial statements for the fiscal year ended December 31, 2025. In addition, we do not expect to receive significant cash proceeds from the exercise of warrants in the near term, because the trading price of our common stock is currently below the exercise price of the majority of the warrants. We will require additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher than we project and our cash position is reduced faster than anticipated.

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

Significant estimates include the valuation of the (i) incurred-but-not-billed clinical trial site costs, (ii) liability classified warrants, and (iii) stock-based compensation expense.

While our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the notes to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our annual consolidated financial statements.

Incurred-But-Not-Billed Clinical Trial Site Costs. Our NEUTRALIZE-AKI clinical trial is being conducted at multiple qualified healthcare facilities as of December 31, 2025. We are responsible to cover the costs of these clinical trial efforts, including the cost of patient care relating to the adult SCD. It is common practice that the costs incurred by the clinical trial sites are incurred, but not billed until months after the event giving rise to the unbilled activity. Accordingly, we estimate the value of these “incurred-but-not-billed” activities at the end of each reporting period. Any impact to the consolidated statement of operations is recognized as a component of research and development expense and included as a component of accrued expenses on the consolidated balance sheet.

Liability Classified Warrants. We have entered into or assumed various financial instruments in the form of warrant agreements that require classification as liabilities. This classification requires us to measure the warrants at fair value at inception and then remeasure the fair value of the warrants at each reporting period. The liability classified warrants consist of the following (see Note 8 for more information):

•	Private Placement Warrants. We assumed 22,952 Private Placement warrants as part of the Business Combination.
•	PIPE Warrants. We issued PIPE Warrants concurrent with the Business Combination, and the PIPE Warrants include features similar to the Private Placement Warrants.

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

Stock-Based Compensation Expense. We estimate the grant date fair value of all grants of equity-based awards (which has historically consisted of either stock options or restricted stock units). We use a Black-Scholes option pricing model to fair value of stock options, and use the price of our stock on the grant date for restricted stock units.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Insurance Financing	525	525	—	—	—
Total contractual obligations	$525	$525	$—	$—	$—

Insurance Financing

In October 2025, we entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. It is to be paid down in 10 monthly installments through August 2026. This financing arrangement is recorded as a note payable on our consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SeaStar Medical Holding Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SeaStar Medical Holding Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

East Brunswick, New Jersey

March 25, 2026

PCAOB ID No. 100

SeaStar Medical Holding Corporation

Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$11,980	$1,819
Accounts receivable, net of allowance for credit losses of $3 and $0, respectively	237	112
Inventory	66	—
Prepaid expenses	1,297	1,835
Total current assets	13,580	3,766
Other assets	578	892
Total assets	$14,158	$4,658

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$948	$3,046
Accrued expenses	2,268	3,188
Notes payable, net of deferred financing costs	525	574
Liability classified warrants	1	33
Total current liabilities	3,742	6,841
Total liabilities	3,742	6,841
Commitments and contingencies (Note 11)
Stockholders’ equity/(deficit)
Preferred stock - $0.0001 par value, 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock - $0.0001 par value per share; 450,000,000 and 500,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 3,844,613 and 650,639 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	4	2
Additional paid-in capital	162,126	137,379
Accumulated deficit	(151,714)	(139,564)
Total stockholders’ equity/(deficit)	10,416	(2,183)
Total liabilities and stockholders’ equity/(deficit)	$14,158	$4,658

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Operations

(in thousands, except for share and per-share amounts)

	Year Ended December 31,
	2025	2024

Net revenue	$1,234	$135
Cost of goods sold	53	—
Gross profit	1,181	135
Operating expenses
Research and development	7,518	9,105
General and administrative	5,838	8,872
Total operating expenses	13,356	17,977
Loss from operations	(12,175)	(17,842)
Other income (expense)
Interest income	325	101
Interest expense	(31)	(244)
Other financing costs	(298)	—
Change in fair value of convertible notes	—	(6,145)
Change in fair value of warrants liability	32	(697)
Total other income (expense), net	28	(6,985)
Loss before provision for income taxes	(12,147)	(24,827)
Provision for income taxes	3	3
Net loss	$(12,150)	$(24,830)
Net loss per share of common stock, basic and diluted	$(5.86)	$(66.33)
Weighted-average shares outstanding, basic and diluted	2,073,087	374,356

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

(in thousands, except for share and per-share amounts)

	For the Year Ended December 31, 2025 and 2024
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2023	254,520	$1	$100,863	$(114,734)	$(13,870)
Issuance of shares - conversion of convertible notes	60,077	—	10,215	—	10,215
Issuance of shares - exercise of warrants	35,208	—	3,960	—	3,960
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	297,475	1	21,244	—	21,245
Issuance of shares - stock issued for Board compensation in lieu of cash	1,012	—	210	—	210
Issuance of shares - vesting of RSUs	1,314	—	—	—	—
Issuance of shares - stock issued for employee bonuses	1,033	—	73	—	73
Stock-based compensation	—	—	814	—	814
Net loss	—	—	—	(24,830)	(24,830)
Balance, December 31, 2024	650,639	$2	$137,379	$(139,564)	$(2,183)

Balance, December 31, 2024	650,639	$2	$137,379	$(139,564)	$(2,183)
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	2,527,225	2	21,968	—	21,970
Issuance of shares - exercise of warrants	627,103	—	1,815	—	1,815
Issuance of shares - standby equity purchase agreement issuances	8,000	—	42	—	42
Issuance of shares - standby equity purchase agreement commitment fee	23,641	—	298	—	298
Issuance of shares - vesting of restricted stock units	8,005	—	—	—	—
Stock-based compensation	—	—	624	—	624
Net loss	—	—		(12,150)	(12,150)
Balance, December 31, 2025	3,844,613	$4	$162,126	$(151,714)	$10,416

The accompanying notes are an integral part of these consolidated financial statements.

SeaStar Medical Holding Corporation

Consolidated Statements of Cash Flows

(in thousands, except for shares and per-share amounts)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(12,150)	$(24,830)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	18	102
Change in fair value of convertible notes (issued, converted and outstanding)	—	6,145
Change in fair value of liability classified warrants (exercised and outstanding)	(32)	697
Shares issued for the standby equity purchase agreement commitment fee	298	—
Stock-based compensation	624	887
Change in operating assets and liabilities
Accounts receivables, net	(125)	(112)
Inventory	(66)	—
Prepaid expenses	538	297
Other assets	314	313
Accounts payable	(2,098)	(1,281)
Accrued expenses	(920)	1,875
Other liabilities	—	(100)
Net cash used in operating activities	(13,599)	(16,007)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	979
Payment of convertible notes	—	(700)
Proceeds from issuance of shares, net of offering costs	16,126	17,441
Proceeds from exercise of warrants	1,815	853
Proceeds from pre-funded warrants	5,886	3,766
Proceeds from issuance of notes payable	767	713
Payment of notes payable	(834)	(5,402)
Net cash provided by financing activities	23,760	17,650
Net increase in cash	10,161	1,643
Cash, beginning of year	1,819	176
Cash, end of year	$11,980	$1,819

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$553
Cash paid for income taxes	$3	$3
Exercise of liability classified warrants	$—	$3,106
Shares issued from conversion of convertible notes	$—	$10,210
Offering cost incurred but not paid	$—	$45
Board compensation settled in shares of common stock in lieu of cash	$—	$210
Issuance of convertible note warrants	$—	$586

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

On June 7, 2024, the Company effected a 1-for-25 reverse-stock split (the “2024 Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.0001 (the “common stock”). Following the effect of the 2024 Reverse Stock Split, each 25 shares of the Company’s common stock that were issued and outstanding automatically converted into one outstanding share of common stock.

On January 5, 2026, the Company elected a 1-for-10 reverse-stock split (the “2026 Reverse Stock Split,” together with the 2024 Reverse Stock Split, the “Reverse Stock Splits”) of its issued and outstanding shares of common stock, par value $0.0001 (the “common stock”). Following the effect of the 2026 Reverse Stock Split, each 10 shares of the Company’s common stock that were issued and outstanding automatically converted into one outstanding share of common stock.

Combined, this had the effect of a 1-for-250 reverse stock split. All stock options and warrants of the Company outstanding immediately prior to each of the Reverse Stock Splits were proportionally adjusted except for the Listed Warrants and the private placement warrants that were issued as part of the SPAC transaction that closed on October 28, 2022, which total 16,788,000 outstanding warrants in the aggregate (the “Unadjusted Warrants”). The Unadjusted Warrants each retained an $11.50 exercise price and require the exercise of 250 warrants to purchase one share of common stock. Unless otherwise indicated, all other share and per share amounts in this annual report reflect the effect of the Reverse Stock Splits. The par value of the Company’s common stock remained unchanged at $0.0001 per share and the number of authorized shares of common stock remained the same after each of the Reverse Stock Splits.

Liquidity and going concern

As of December 31, 2025, the Company has an accumulated deficit of approximately $151.7 million and cash of approximately $12.0 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s need for additional capital will depend in part on the scope and costs of its development activities. To date, the Company has generated approximately $1.2 million in revenue from the sales of QUELIMMUNE. Its ability to generate meaningful product revenue will depend on the successful launch of QUELIMMUNE and development and eventual commercialization of the adult SCD. Until such time, if ever, it expects to finance its operations through the sale of equity or debt securities, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

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

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Significant estimates for the year ended December 31, 2025, include the (i) valuation of the liability classified warrants, (ii) unbilled clinical trial costs, and (iii) stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

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

Accounts Receivable

The Company recognizes accounts receivables from sales to customers at the time revenue is recognized and a customer invoice is created. The need for a credit loss allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in a credit loss. The Company initially estimates credit losses based on a portfolio-wide method using an aging schedule at the end of each reporting period. Any customer specific collections subsequent to the reporting period are then adjusted accordingly. As of December 31, 2025 and 2024, the Company had a current expected credit loss reserve of $3 thousand and $0, respectively.

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

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

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

These derivative instruments have taken the form of warrants, convertible debt, and other financing arrangements such as a prepaid forward purchase option. The classification of these financial instruments as either a component of liabilities or equity is specific to the terms within each financial instrument agreement. and the application of U.S. GAAP. For those that are liability classified, the Company recognized changes in the fair value of each financial instruments as a “non-operating income / (expense)” component of the consolidated statement of operations and an adjustment to operating cash flows within the consolidated statement of cash flows each reporting period.

The issuance of each derivative instrument is reported as a proceed in the financing section to the consolidated statement of cash flows, while the ultimate settlement of each derivative instrument could be reported either as an adjustment to operating cash flows, paydown within financing cash flows, or a non-cash transaction depending on the settlement.

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

Based on the eligibility assessment discussed above, the Company historically concluded that its previously held convertible notes were eligible for the FVO and accordingly elected the FVO for those debt instruments. This election was made because of operational efficiencies in valuing and reporting for these debt instruments at fair value in their entirety at each reporting date. The convertible notes contained certain embedded derivatives that otherwise would require bifurcation and separate accounting at fair value.

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

The Company did not have any convertible notes outstanding during the year ended December 31, 2025.

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

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

Liability Classified Warrants. The Company has entered into or assumed various financial instruments, in the form of warrant agreements, that require classification as liabilities. This classification requires that the Company measure the warrants at each fair value at the end of each quarterly and annual reporting period.

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

Classification of Derivative Gains and Losses on the Consolidated Statement of Cash Flows. Changes in fair value related to the Company’s derivative financial instruments consisting of (i) liability classified warrants and (ii) convertible notes are classified in operating cash flows as adjustments to net income. During the year ended December 31, 2025, the only activity related to liability classified warrants, as the Company fully settled all outstanding convertible notes during the year ended December 31, 2024.

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

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

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

The Company records any payments received from customers prior to the Company fulfilling its performance obligation(s) as contract obligations. Amounts expected to be recognized as revenue within the one year following the consolidated balance sheet date are classified as current contract obligations. Amounts not expected to be recognized as revenue within the one year following the consolidated balance sheet date are classified as contract obligations, net of current portion. See Note 3 – Revenues and Contract Obligations for further details.

Product Sales Revenue

The Company has sold and intends to continue to sell its products either through a combination of distributor(s) and/or directly to end-user qualified customers through the Company’s own internal commercial/sales resources. The acting distributor during the year ended December 31, 2024 subsequently resold and was to continue to resell the products to present and future customers, until such time the Company terminated its agreement with the distributor (see Note 3).

•

Timing of Revenue Recognition – During the brief history (commenced July 2024) of selling QUELIMMUNE, revenue has been recognized based on a freight-on-board destination (“FOB Destination”) requirement.

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

•	Variable Consideration – the Company does not currently estimate a constraint on revenue recognized on product sales.

•

Transaction Price – based on the above, as currently constructed, the Company’s transaction price is fixed, based on the agreed-upon price per each purchase order submitted by each customer. Milestone or up-front payments unique to the former distributor, disclosed in Note 3, were not recognized as revenue, but were returned as a result of a settlement to cease the relationship with the distributor.

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

Cost of Goods Sold

Prior to July 2024, the Company manufactured/assembled QUELIMMUNE and adult SCDs only for research oriented and/or clinical trial related activities. Inventory purchased prior to July 2024 was expensed as a period expense at the time of purchase as a research and development expense. Accordingly, all QUELIMMUNE units sold prior to the three months ended June 30, 2025, had no recognized inventory value. During the year ended December 31, 2025, the Company recognized approximately $53 thousand for cost of goods sold.

The Company purchases supplies for the production of QUELIMMUNE and adult SCDs, some of which is used in the production of both. The Company's policy for the accounting for these three categories of inventory as follows:

•	QUELIMUNE Specific Inventory – comprises raw materials used solely for the assembly of QUELIMMUNE inventory. It will be recognized to inventory as either raw materials, work-in-process, or finished goods depending on the stage of assembly. It will be charged to cost of goods sold upon shipment to a customer.

•	Commingled Inventory – comprises raw materials that are used both for the assembly of QUELIMMUNE or adult SCDs. If used in the assembly of QUELIMMUNE, it will continue to be included in inventory as either work-in-process or finished goods depending on the stage of assembly and charged to cost of goods sold upon shipment to a customer.

•	Adult SCD Specific Inventory – comprises raw materials used solely for the assembly of adult SCDs primarily to fulfill the demands of the NEUTRALIZE-AKI study. These supplies will be charged to research and development expense upon acquisition, until such time, that it is probable that these supplies could be assembled into adult SCD kits to be sold commercially.

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

Funded Research & Development Expense

During the year ended December 31, 2025, the Company entered into an agreement to provide contract research services to an outside party, which involves a study of the Company's selective cytopheretic device relating to patients with severe, chronic heart failure. The Company is able to bill the outside party for a certain portion of the costs incurred to provide these services. The Company will own and is able to benefit from the knowledge gained from the results of this study. Accordingly, the Company will account for any funds paid by the outside party to the Company as a reimbursed expense, in accordance with ASC 730-20 as a funded research and development arrangement. Accordingly, any amounts incurred and billed will offset the Company's operating expenses categorized as research and development expense on the Company’s condensed consolidated statement of operations for the year ended December 31, 2025. The reimbursed expenses for the year ended December 31, 2025, totaled approximately $0.4 million. No funded research and development agreement existed in 2024.

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

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

Net loss per share attributable to common stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. See Note 14 for disclosures on exclusion of certain instruments which would be anti-dilutive in circumstances where the Company is reporting a net loss for that earnings period. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as certain outstanding warrants are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for the periods presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for these periods. The significant increase in common stock outstanding is expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

Recently adopted accounting standards

Accounting Standards Update 2023-09 — In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption was permitted, but the Company elected not to early adopt and adopted for the year ended December 31, 2025. ASU 2023-09 requires the Company to consistently categorize and provide greater disaggregation of information in the rate reconciliation it must further disaggregate income taxes paid. However, as the Company is currently generating net operating losses, pays no federal and limited state taxes and does not operate in foreign jurisdictions, this does not have a significant impact to the Company's income tax disclosures (see Note 13).

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

Since the termination of the Distribution Agreement, the Company developed its own commercial operations and sold approximately $1.2 million and $0.1 million to end-user customers during the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the changes in the Company’s contract liability balance for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Contract liabilities, beginning of period	$—	$100
Consideration received	—	450
Consideration refunded	—	(550)
Contract liabilities, end of period	$—	$—

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

The Company had no contract assets at the beginning or end of the fiscal years ended December 31, 2025 and 2024. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 4. Trade Accounts Receivable

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses:

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2024	$112	$—	$112
Changes in accounts receivable	128	(3)	125
December 31, 2025	$240	$(3)	$237

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of December 31, 2025 and 2024:

($ in thousands)	December 31, 2025	December 31, 2024
Accrued research and development	$1,525	$1,023
Accrued bonus	150	1,391
Accrued director compensation	70	391
Other	523	383
Total accrued expenses	$2,268	$3,188

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

Note 6. Notes Payable

Notes payable consisted of the following as of December 31, 2025 and 2024, respectively:

($ in thousands)	December 31, 2025	December 31, 2024
Insurance financing	$525	$574
Less current portion	(525)	(574)
Non-current portion	$—	$—

Insurance Financing

In October 2025,  the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. Interest on the financing agreement was 7.940% per annum. The October 2025 financing agreement is to be paid in 10 monthly installments, with the final installment set for August 2026.

In October 2024, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million. Interest on the financing agreement was 8.440% per annum. The October 2024 financing agreement was to be paid in 10 monthly installments, but was paid in full in June 2025.

Note 7. Equity Transactions

August 2025 Offering

On August 1, 2025, the Company closed on a registered direct offering with certain institutional investors (the “August 2025 Offering”), pursuant to which the Company sold and issued to the Purchasers, (i) 496,055 shares of the Company’s common stock par value $0.0001 per share and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 496,055 shares of Common Stock (the “August 2025 Common Warrants”) at an exercise price of $7.62 per share. The combined offering price for each share of common stock and accompanying  August 2025 Common Warrant was $8.87. The August 2025 Common Warrants are exercisable upon issuance and will expire on August 12, 2030.

The Company received aggregate gross proceeds from the August 2025 Offering of approximately $4.4 million before deducting fees of approximately $0.5 million in offering costs comprised of a cash fee of 7.00%, a management fee of 1.00%, legal fees and other fees. Also in connection with the August 2025 Offering, the Company agreed to issue to the placement agent or its designees warrants (the “August 2025 Placement Agent Warrants”) to purchase up to an aggregate of 34,724 shares of common stock. The August 2025 Placement Agent Warrants have an exercise price of $11.08 per share (which represents 125% of the offering price per share of common stock and accompanying  August 2025 Common Warrant), are exercisable upon issuance and will expire on July 31, 2030.

The August 2025 Common Warrants and August 2025 Placement Agent Warrants collectively herein are referred to as the “August 2025 Warrants”. No August 2025 Warrants have been exercised and all August 2025 Warrants remain outstanding as of December 31, 2025.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all of the August 2025 Warrants issued in connection with the August 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity/(deficit).

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

  July 2025 Offering

On July 11, 2025, the Company closed on a registered direct offering with certain institutional investors (the “July 2025 Offering”), pursuant to which the Company sold and issued to the Purchasers, (i) 484,124 shares of the Company’s common stock par value $0.0001 per share and pre-funded warrants to purchase up to 40,124 shares of common stock (the “July 2025 Pre-Funded Warrants”) at an exercise price of $0.01 per share (the July 2025 Pre-Funded Warrants were fully exercised concurrent with the July 2025 Offering), and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 524,247 shares of common stock (the “July 2025 Common Warrants”) at an exercise price of $6.378 per share. The combined offering price for each share of common stock and accompanying July 2025 Common Warrant was $7.63. The July 2025 Common Warrants are exercisable upon issuance and will expire on August 12, 2030.

The Company received aggregate gross proceeds from the July 2025 Offering of approximately $4.0 million before deducting fees paid of $0.4 million in offering costs comprised of a cash fee of 7.00%, a management fee of 1.00%, legal fees and other fees. Also in connection with the July 2025 Offering, the Company agreed to issue to the placement agent or its designees warrants (the “July 2025 Placement Agent Warrants”) to purchase up to an aggregate of 36,698 shares of common stock. The July 2025 Placement Agent Warrants have an exercise price of $9.538 per share (which represents 125% of the offering price per share of common stock and accompanying July 2025 Common Warrant), are exercisable upon issuance and will expire on July 10, 2030.

The July 2025 Common Warrants and July 2025 Placement Agent Warrants collectively herein are referred to as the “July 2025 Warrants”. No July 2025 Warrants have been exercised and all July 2025 Warrants remain outstanding as of December 31, 2025.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all of the warrants issued in connection with the July 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity/(deficit)

June 2025 Offering

 In June 2025, the Company did a best efforts public offering (the “June 2025 Offering”) pursuant to which the Company issued an aggregate of (i) 493,539 shares of the Company's common stock, (ii) 121,847 pre-funded warrants to purchase up to 121,847 shares of common stock (the “June 2025 Pre-Funded Warrants”) with an exercise price of $0.001, (iii) 615,385 Series A warrants to purchase up to 615,385 shares of common stock with an exercise price of $6.50 (the “June 20205 Series A Warrants”), and (iv) 615,385 Series B warrants to purchase up to 615,385 shares of common stock at an exercise price of $6.50 (the “June 2025 Series B Warrants”). All 121,847 June 2025 Pre-Funded Warrants were exercised as of December 31, 2025.

The Company received aggregate gross proceeds from the June 2025 Offering of approximately $4.0 million, before deducting approximately $0.5 million in offering costs comprised of cash fee of 7.00%, a management fee of 1.00%, legal fees and other fees. Also in connection with the June 2025 Offering, the Company agreed to issue to the placement agent or its designees warrants (the “June 2025 Placement Agent Warrants”) to purchase up to an aggregate of 43,077 shares of common stock. The June 2025 Placement Agent Warrants have an exercise price of $8.13 per share (which represents 125% of the offering price per share of common stock and accompanying June 2025 Series A and Series B Warrants), are exercisable upon issuance and will expire on June 20, 2030. No June 2025 Placement Warrants have been exercised and all June 2025 Placement Warrants remain outstanding as of December 31, 2025.

The June 2025 Series A Warrants and June 2025 Series B Warrants were immediately exercisable with the June 2025 Series A warrants expiring on June 23, 2030 and the June 2025 Series B Warrants expiring on  December 23, 2026. During the year ended December 31, 2025, 40,770 and 238,462 Series A June 2025 Warrants and Series B June 2025 Warrants have been exercised, respectively and 574,616 and 376,924 Series A June 2025 Warrants and Series B June 2025 Warrants remain outstanding, respectively, as of December 31, 2025.

In accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s own Equity, the Company determined that all the different warrants issued or amended in connection with the June 2025 Offering met the conditions for equity classification and were included as a component of stockholders’ equity/(deficit).

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

February 2025 Offering

In January 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued on February 3, 2025, to the investor, (i) in a registered direct offering, 71,300 shares of the Company’s common stock, and pre-funded warrants to purchase 281,642 shares of common stock (the “February 2025 Pre-Funded Warrants”) with an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants (the "February 2025 Common Warrants") to purchase 352,942 shares of common stock with an exercise price of $17.00 (the “February 2025 Offering”).

The Company received aggregate gross proceeds from the February 2025 Offering of approximately $6.0 million, before deducting approximately $0.5 million of fees and other estimated offering expenses payable by the Company. The February 2025 Pre-Funded Warrants did not have a set expiration and were exercisable upon issuance and at any time until all of the February 2025 Pre-Funded Warrants were exercised in full. During the year ended December 31, 2025, a total of 281,642 February 2025 Pre-Funded Warrants were exercised, and no February 2025 Pre-Funded Warrants remain outstanding.

The February 2025 Common Warrants became exercisable on March 28, 2025, the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the warrants and expire on March 28, 2030.

Prior to their exercise, the February 2025 Pre-Funded Warrants had dividend participation rights, and any unexercised pre-funded warrants are included in the Company's weighted-average shares outstanding for calculation of the Company's net loss per share.

In connection with the February 2025 Offering, the Company amended the exercise price of the January 2024 Series A and January 2024 Series B Common Warrants (collectively the “January 2024 Warrants”), issued in a previous financing transaction with the same institutional investor in January 2024, to $17.00 from the original exercise price of $207.60. Furthermore, the expiration date of all 65,046  January 2024 Warrants was extended to January 30, 2029, upon stockholder approval on March 28, 2025. No January 2024 Warrants have been exercised and all January 2024 Warrants remain outstanding as of December 31, 2025.

The Company issued 24,706 warrants to its placement agent (the "February 2025 PA Warrants") to purchase shares of the Company's common stock at an exercise price of $21.25. The February 2025 PA Warrants were exercisable upon issuance and expire on January 30, 2029. The February 2025 PA Warrants and February 2025 Common Warrants are herein defined as the "February 2025 Warrants". No February 2025 Warrants have been exercised and all February 2025 Warrants remain outstanding as of December 31, 2025.

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

Through December 31, 2025, the Company has raised approximately $10.4 million, net of offering costs of $0.4 million utilizing the ATM since inception in August 2024, issuing approximately 1.1 million shares of the Company’s Common Stock. During the year ended December 31, 2025, the Company raised approximately $5.9 million, net of offering costs of $0.2 million, issuing approximately 0.9 million shares of the Company's common stock.

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

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

As part of the SEPA, the Company agreed to pay Lincoln Park 23,641 shares of the Company’s common stock, valued at approximately $0.3 million on the date of issuance, April 25, 2025 (the “Commitment Fee”).

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company analyzed the terms of the freestanding put right and concluded that it has an immaterial value at the issuance date of April 25, 2025, and as of December 31, 2025.

Through December 31, 2025, the Company raised approximately $40 thousand and issued 8,000 shares of the Company's common stock.

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

Note 8. Warrants

The Company has the following warrants outstanding at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Liability Classified Warrants
Private Placement Warrants	22,952	22,952
PIPE Investor Warrants	2,000	2,000
Subtotal	24,952	24,952

Equity Classified Warrants
August 2025 Warrants	530,779	—
July 2025 Warrants	560,944	—
June 2025 Warrants	994,616	—
February 2025 Warrants	377,648	—
July 2024 Warrants	101,422	101,422
January 2024 Warrants	67,213	67,213
Public Stockholders’ Warrants	42,200	42,200
Legacy Warrants	150	196
Subtotal	2,674,972	211,031
Grand Total	2,699,924	235,983

The following tables provides the weighted average strike price and time to maturity for each warrant tranche as of December 31, 2025 and 2024:

December 31, 2025	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Expiration
Liability Classified Warrants
Private Placement Warrants	22,952	$2,875.00	1.82
PIPE Investor Warrants	2,000	$2,875.00	1.82

Equity Classified Warrants
August 2025 Warrants	530,779	$7.85	4.61
July 2025 Warrants	560,944	$6.59	4.61
June 2025 Warrants	994,616	$6.57	3.15
February 2025 Warrants	377,648	$17.34	4.24
July 2024 Warrants	101,422	$107.23	3.53
January 2024 Warrants	67,213	$23.82	3.44
Public Stockholders’ Warrants	42,200	$2,875.00	2.33
Legacy SeaStar Inc. Warrants	150	$2,500.00	1.17

December 31, 2024	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Expiration
Liability Classified Warrants
Private Placement Warrants	22,952	$2,875.00	2.82
PIPE Investor Warrants	2,000	$2,875.00	2.82

Equity Classified Warrants
July 2024 Warrants	101,422	$107.20	4.53
January 2024 Warrants	67,213	$208.27	3.01
Public Stockholders’ Warrants	42,200	$2,875.00	2.82
Legacy SeaStar Inc. Warrants	196	$2,500.00	1.38

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

Below is the warrant activity for the year ended December 31, 2025, for those warrants with activity during the year ended December 31, 2025.

	August 2025 Warrants	July 2025 Warrants	June 2025 Warrants	February 2025 Warrants	Legacy Warrants
Outstanding as of December 31, 2024	—	—	—	—	196
Issuance	530,779	601,067	1,395,693	659,289	—
Exercised	—	(40,123)	(401,077)	(281,641)	—
Forfeited / cancelled	—	—	—	—	(46)
Outstanding as of December 31, 2025	530,779	560,944	994,616	377,648	150

During the year ended December 31, 2025, the Company recognized an unrealized gain of $32 thousand from the change in fair value of all remaining liability classified warrants.

Note 9. Common Stock and Preferred Stock

As of December 31, 2025, the Company is authorized to issue 460,000,000 shares, consisting of (a) 450,000,000 shares of common stock and (b) 10,000,000 shares of preferred stock (the “Preferred Stock”). On December 18, 2025, the Company’s shareholders voted at a Special Meeting to reduce the authorized shares of common stock to 425,000,000. The change became effective on January 5, 2026.

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

Preferred stock

The Charter provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional, or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. The Company has no preferred stock outstanding at December 31, 2025 or 2024.

Note 10. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Research and development	$91	$157
General and administrative	533	730
Total stock-based compensation	$624	$887

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

Stock Options

Option activity for the year ended December 31, 2025, is as follows:

2022 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	1,315	$460.00	$—	8.2
Exercised	—
Issued	—
Forfeited / cancelled	(192)
Outstanding at December 31, 2025	1,123	$460.00	$—	7.2
Vested and exercisable at December 31, 2025	1,123	$460.00	$—	7.2

2019 Stock Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	885	$443.00	$ —	5.5
Exercised	—
Issued	—
Forfeited / cancelled	(196)
Outstanding at December 31, 2025	689	$533	$—	4.4
Vested and exercisable at December 31, 2025	689	$533	$—	4.4

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2025, is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	21,950	$50.90
Granted	13,000
Vested	(8,080)
Forfeited / cancelled	(1,000)
Outstanding at December 31, 2025	25,870	$30.50

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

2019 Stock Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	75	$2,000.00
Granted	—
Vested	(75)
Forfeited / cancelled	—
Outstanding at December 31, 2025	—	$—

Note 11. Commitments and Contingencies

Lease agreements

The Company is part of a membership agreement for shared office space and can cancel at any time, consisting of office space and dedicated space for warehousing and assembly of SCDs. Rent expense was approximately $75 thousand and $43 thousand for the years ended December 31, 2025 and 2024, respectively.

Litigation

On July 5, 2024, Forrest A K Wells, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the District of Colorado, captioned Wells v. SeaStar Medical Holding Corporation, et al., Case No. 1:24-cv-0187 (the “Class Action”). The Class Action alleges that the Company, our Chief Executive Officer, and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding: (a) the projected timing for obtaining FDA approval of our SCD; and (b) our recognition of certain financial instruments, allegedly culminating in our restatement of our consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder, and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. On March 4, 2025, the Plaintiff filed an amended complaint. The Defendants moved to dismiss the complaint. The Defendants’ motion to dismiss the complaint was referred to United States District Court Magistrate Judge Timothy P. O’Hara. On February 27, 2026, Magistrate Judge O’Hara issued a written report and recommendation to United States District Judge Regina M. Rodriguez that the complaint be dismissed with leave to amend (“R&R”). Lead Plaintiff filed an objection to the R&R on March 13, 2026, and Defendants are expected to respond on March 27, 2026. The Company cannot predict whether the Magistrate Judge’s R&R will be adopted, modified or rejected by the District Court, or whether the Lead Plaintiff will amend the complaint.

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

The Derivative Action alleges, among other things, that the Company's Chief Executive Officer, former Chief Financial Officer, and certain of the Company's current and former directors violated Section 14(a) of the Exchange Act, breached fiduciary duties and were unjustly enriched by making or allowing to be made purportedly false and misleading statements regarding the Company's prospects for success in obtaining FDA approval for its SCD. The Derivative Action further alleges that there were purported deficiencies in the Company's internal financial controls and procedures and improper accounting for classification of certain financial instruments leading to the restatement of its previously issued financial statements. The Derivative Action also asserts claims under Section 10(b) and 21D of the Exchange Act against the Company's Chief Executive Officer and former Chief Financial Officer. Among other remedies, the Derivative Action seeks to recover damages and restitution on behalf of the Company and certain injunctive relief concerning the Company's corporate governance and internal controls. Additional stockholders may file substantially similar complaints in the future. The Company will not make separate disclosure of such complaints unless they are materially different than the Derivative Action.

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

Note 12. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Inputs used to measure fair value are classified into the following hierarchy:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – other significant observable inputs (including quoted prices for similar assets and liabilities, quoted prices for identical assets in inactive markets, interest rate, credit risk, etc.).

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities).

The fair value of the forward option on prepaid forward contracts, convertible notes, and the warrants liability is classified as Level 3 in the fair value hierarchy.

Fair Value Measurement Hierarchy

The following table presents the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024, by level withing the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets or goodwill which can require non-recurring measurements for impairment.

	Fair Value Measurements at December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
	$—	$—	$1	$1

	Fair Value Measurements at December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$33	$33
Total	$—	$—	$33	$33

Summary of Level 3 Input Changes

The following table presents the changes in the liability classified warrants for the years ended December 31, 2025 (in thousands):

Level 3 Roll Forward	Liability Classified Warrants
Balance December 31, 2024	$33
Additions	—
Cash paid to settle	—
Shares issued upon conversion or exercise	—
Changes in fair value	(32)
Balance December 31, 2025	$1

Level 3 Inputs

For assets or liabilities for which the Company is required to remeasure the fair value on a recurring basis at each reporting date, generally the Company is required to disclose certain quantitative data related to the inputs used at the most recent reporting period date. However, for those assets or liabilities for which the Company has elected to take the fair value option in accordance with ASC 825, Financial Instruments, then such quantitative disclosures are not required. As of December 31, 2025, there were no assets or liabilities for which the Company elected to take the fair value option.

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

Liability Classified Warrants

Significant assumptions used in valuing warrants which require liability classification were as follows as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Expected volatility	130.00%	130.00%
Remaining term	1.825	2.825
Risk-free rate	3.48%	4.27%
Dividend yield	0.00%	0.00%
Stock price	$2.40	$1.94
Strike price	$2,875.00	$287.50

The only liability classified warrants that were outstanding as of December 31, 2025 and 2024, were the Private and PIPE warrants. These warrants are valued using the same inputs into a Black-Scholes standard option pricing model and therefore, there is no range of inputs.

Note 13. Income Taxes

The Company recorded approximately $3 thousand and $3 of current income tax expense for the years ended December 31, 2025 and 2024, respectively. The Company paid approximately $2 thousand to California, and less than $1 thousand each to North Carolina and New Jersey during the year ended December 31, 2025, comprised of statutory minimum taxes.

The table before provides the updated requirements of ASU 2023-09 for 2025 (see Note 2. Summary of Significant Accounting Policies – Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

The effective income tax rate of the Company’s provision for income taxes for the year ended December 31, 2025, differed from the federal statutory rate as follows (in thousands and percentages):

	Year Ended December 31, 2025
	Amount	Percent
Federal tax at statutory rate	$(2,551)	$21.00%
State Tax net of federal benefits	4	-0.03%
R&D tax credit	(275)	2.27%
Nontaxable or nondeductible items	(3)	0.01%
Change in Valuation Allowance	2,740	-22.44%
Other Adjustments	88	-0.85%
Tax Expense	$3	$-0.03%

As previously disclosed for the years ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income rate as follows:

	Year Ended December 31, 2024
	Amount	Percentages
Federal tax at statutory rate	$(5,214)	$21.00%
State income tax	776	-3.12%
R&D tax credit	(197)	0.79%
Stock compensation expense	18	-0.07%
Unrealized gains and losses, net, for liability classified warrants	146	-0.59%
Unrealized gains and losses, net, for convertible debt	1,291	-5.20%
Adjustment to prior period federal deferred tax assets	95	-0.38%
Non-deductible expenses	6	-0.03%
Other	172	-0.68%
Change in valuation allowance	2,910	-11.72%
Total effective income tax rate	$3	$0.00%

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

Significant components of deferred tax assets for federal and state income taxes were as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$26,779	$23,936
Finance charges and origination fees	—	133
Accrued compensation	141	314
Stock-based compensation	87	47
Section 174 research and development capitalization	2,099	2,771
Section 59(e) research and development capitalization	1,292	—
Capitalized start-up fees	197	209
Tax credits	1,394	1,103
Total deferred tax assets	31,989	28,513
Valuation allowance	(31,989)	(28,513)
Net deferred tax assets	$—	$—

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2025 and 2024, the net increase in the valuation allowance was approximately $3.5 million and $2.8 million, respectively.

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $117.9 million and $108.4 million, respectively, of which approximately $65.0 million of federal net operating loss carryforwards post 2017 will be carried forward indefinitely. The remaining $52.8 million of federal net operating loss carryforwards begin expiring in 2027. The Company has also generated approximately $11.4 million of net operating loss carryforwards in California carryforward for 20 years, first expiring in 2039, $4.0 million of Florida net operating losses that carryforward indefinitely; $7.1 million of Illinois net operating loss carryforwards that carryforward for 20 years, first expiring in 2044 and $1.7 million of net operating loss carryforwards in Virginia that carryforward indefinitely. The Company has not used any net operating loss carryforwards to date.

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

The Company had federal energy credit carryforwards of approximately $0.6 million as of December 31, 2025 and 2024, which will expire starting in 2027 if not utilized. The Company has federal research and development credit carryforwards of approximately $0.7 million and $0.5 million as of December 31, 2025 and 2024, respectively, which will expire starting in 2042 if not utilized.

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

Uncertain Tax Benefits

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. As of December 31, 2025, the Company has approximately $1.1 million of uncertain tax benefits, all of which are accounted for as contra deferred tax assets. The following schedule provides the roll forward of the Company’s uncertain tax positions during the year ended December 31, 2025:

Uncertain Tax Position
Balance as of December 31, 2024	$944
Increase in prior year	—
Increase in current year	127
Balance as of December 31, 2025	$1,071

The Company has no accrued interest related to the uncertain tax benefits. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months as of December 31, 2025.

Note 14. Net Loss Per Share

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2025	2024
Liability classified warrants	24,952	24,952
Equity classified warrants	2,674,972	211,031
Employee based options to purchase common stock	1,812	22,653
Unvested employee based restricted stock units	25,870	40,068
Total	2,727,606	298,704

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Year Ended December 31,
	2025	2024
Net loss	$(12,150)	$(24,830)
Weighted-average shares outstanding - basic and diluted	2,073,087	374,356
Basic and diluted net loss per share	$(5.86)	$(66.33)

Note 15. Segment Reporting

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had a total of 17 employees at December 31, 2025, and total assets of $14.2 and $4.7 million, as of December 31, 2025 and 2024, respectively.

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

The following table represents the Company’s sole segment’s operating results for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024

Net Revenue	$1,234	$135
Cost of goods sold	53	—
Gross profit	$1,181	$135
Operating expenses
Research and development	7,518	9,105
General and administrative	5,838	8,872
Total operating expenses	$13,356	$17,977
Loss from operations	$(12,175)	$(17,842)

The above table excludes non-operating other income/expense, net, consisting of interest expense, interest income, and gains and losses from changes in the fair value of liability classified financial instruments such as liability classified warrants and convertible debt.

Note 16. Subsequent Events

At-the-Market Offering

From January 2, 2026, through March 13, 2026, the Company raised approximately $0.1 million in gross proceeds ($0.1 net of offering fees) from the sale of 18,880 shares of the Company’s common stock through its At-the-Market offering program. Since the initial shelf-registration in August 2024, the Company has, as of the date of this filing, raised approximately $10.8 million in gross proceeds under the At-the-Market offering program, issuing approximately 10.7 million shares, for net proceeds of approximately $10.4 million.

SeaStar Medical Holding Corporation
Notes to the Consolidated Financial Statements

Standby Equity Purchase Agreement

From January 2, 2026, through March 13, 2026, the Company raised approximately $0.3 million in gross proceeds ($0.3 million net of offering fees) from the sale of 130,184 shares of the Company’s common stock through its standby equity purchase agreement facility. Since the initial registration in May 2025, the Company has, as of the date of this filing, raised approximately $0.4 million in gross proceeds under the standby equity purchase agreement, issuing 138,184 shares, for net proceeds of approximately $0.3 million.

Nasdaq Decision Letter

On January 20, 2026, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the minimum bid price requirement of the Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Rule").

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment was conducted utilizing our documentation of policies and procedures, risk control matrices, gap analysis, key process walk-throughs, and management’s knowledge of and interaction with our controls. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.

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
3.4

Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.4 to Form 10-K filed by the registrant on March 27, 2025)

3.5	Second Amended and Restated Bylaws of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the registrant on April 18, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the registrant on November 4, 2022).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Form 8-K filed by the registrant on November 3, 2022).
4.3	Description of Securities (incorporated by reference to Exhibit 4.5 of Form 10-K filed by the registrant on March 27, 2025)
4.4	Form of Series A Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K dated January 30, 2024).
4.5	Form of Series B Common Stock Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 of Form 8-K dated January 30, 2024).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the registrant on July 11, 2024).
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the registrant on July 11, 2024).
4.8	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 3, 2025).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the registrant on February 3, 2025).
4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed by the registrant on February 3, 2025).
4.11	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed by the registrant on August 13, 2025).
4.12	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Form 10-Q filed by the registrant on August 13, 2025).
4.13	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of Form 10-Q filed by the registrant on August 13, 2025).
4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of Form 10-Q filed by the registrant on August 13, 2025).
4.15	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 14, 2025).
4.16	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K dated July 14, 2025).
4.17	Form of Placement Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 of Form 8-K dated July 14, 2025).
4.18	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 1, 2025).
4.19	Form of Placement Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K dated August 1, 2025).

10.1	Amended and Restated SeaStar Medical Holding Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed by the registrant on August 8, 2025).
10.2	SeaStar Medical Holding Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Annex E to Form S-4 filed by the registrant on May 16, 2022).
10.3	Warrant Redemption Agreement, dated June 28, 2024, by and between SeaStar Medical Holding Corporation and an institutional investor (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on July 2, 2024).
10.4	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on July 11, 2024).
10.5	At The Market Offering Agreement, dated August 20, 2024, by and between SeaStar Medical Holding Corporation, and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on August 21, 2024).
10.6	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on February 3, 2025).
10.7	Purchase Agreement, dated April 25, 2025, by and between SeaStar Medical Holding Corporation, and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on April 25, 2025).
10.8	Registration Rights Agreement, dated April 25, 2025, by and between SeaStar Medical Holding Corporation, and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on April 25, 2025).
10.9	Form of Confidential Bonus Release Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on June 11, 2025).
10.10	Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of Form S-1/A filed by the registrant on June 20, 2025).
10.11	Engagement Agreement, dated May 17, 2024, by and between SeaStar Medical Holding Corporation and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.14 of Form S-1/A filed by the registrant on June 20, 2025).
10.12	Amendment to the Engagement Agreement, dated April 1, 2025, by and between SeaStar Medical Holding Corporation and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.15 of Form S-1/A filed by the registrant on June 20, 2025).
10.13	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the registrant on July 14, 2025).
10.14	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form -8-K filed by the registrant on August 1, 2025).
10.15	Consulting Agreement dated October 31, 2025, by and between the Company and Michael Messinger (incorporated by reference to Exhibit 10.1 of Form -8-K filed by the registrant on November 17, 2025).
10.16	Employment Agreement, dated May 18, 2022, by and between SeaStar Medical Holding Corporation and Kevin Chung (incorporated by reference to Exhibit 10.27 to Form S-4/A filed by the registrant on August 24, 2022).
10.17	Form of Amended and Restated Employment Agreement, by and between SeaStar Medical Holding Corporation and Eric Schlorff (incorporated by reference to Exhibit 10.32 to Form S-4/A filed by the registrant on August 24, 2022).
19.1	SeaStar Medical Holding Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed by the registrant on March 27, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 8-K filed by the registrant on November 4, 2022).
23.1**	Consent of Independent Registered Public Accounting Firm of SeaStar Medical Holding Corporation for fiscal year ended December 31, 2025.
24.1**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SeaStar Medical Holding Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of Form 10-K/A filed by the registrant on April 26, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

† Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

** Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: March 25, 2026	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2026	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)

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

Name	Title	Date

/s/ Eric Schlorff	Chief Executive Officer and Director	March 25, 2026
Eric Schlorff	(Principal Executive Officer)

/s/ Michael Messinger	Chief Financial Officer	March 25, 2026
Michael Messinger	(Principal Financial Officer)

/s/ Bradford K. Towne	Controller	March 25, 2026
Bradford K. Towne	(Principal Accounting Officer)

/s/ Jennifer A. Baird	Chairperson of the Board of Directors	March 25, 2026
Jennifer A. Baird

/s/ John Neuman	Director	March 25, 2026
John Neuman

/s/ Kenneth Van Heel	Director	March 25, 2026
Kenneth Van Heel

/s/ Bernadette N. Vincent	Director	March 25, 2026
Bernadette N. Vincent