Form 10-Q
period 2026-03-31
SeaStar Medical Holding Corp
filed 2026-05-13
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 7, 2026, the registrant had 3,997,002 shares of common stock, $0.0001 par value per share, outstanding.

SeaStar Medical Holding Corporation

March 31, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$9,348	$11,980
Accounts receivable, net of allowance for credit losses of $1 and $3, respectively	179	237
Inventory	57	66
Prepaid expenses	1,180	1,297
Total current assets	10,764	13,580
Other assets	499	578
Total assets	$11,263	$14,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$719	$948
Accrued expenses	2,897	2,268
Notes payable, net of deferred financing costs	331	525
Liability classified warrants	1	1
Total current liabilities	3,948	3,742
Total liabilities	3,948	3,742
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock - $0.0001 par value, 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock - $0.0001 par value per share; 425,000,000 and 450,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 3,993,719 and 3,884,613 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	162,546	162,126
Accumulated deficit	(155,235)	(151,714)
Total stockholders’ equity	7,315	10,416
Total liabilities and stockholders’ equity	$11,263	$14,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended March 31,
	2026	2025

Net revenue	$495	$293
Cost of goods sold	46	—
Gross profit	449	293
Operating expenses
Research and development	2,344	2,431
General and administrative	1,708	1,684
Total operating expenses	4,052	4,115
Loss from operations	(3,603)	(3,822)
Other income (expense)
Interest income	91	48
Interest expense	(6)	(11)
Change in fair value of warrants liability	—	16
Total other income, net	85	53
Loss before provision for income taxes	(3,518)	(3,769)
Provision for income taxes	3	3
Net loss	$(3,521)	$(3,772)
Net loss per share of common stock, basic and diluted	$(0.90)	$(4.38)
Weighted-average common shares outstanding, basic and diluted	3,918,339	861,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

(unaudited)

(in thousands, except for share and per-share amounts)

	For the Three months ended March 31, 2026 and 2025
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2024	597,725	$2	$137,379	$(139,564)	$(2,183)
Issuance of shares - exercise of warrants	207,042	—	2	—	2
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	120,214	—	6,351	—	6,351
Issuance of shares - vesting of restricted stock units	798	—	—	—	—
Stock-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,772)	(3,772)
Balance, March 31, 2025	925,779	$2	$143,899	$(143,336)	$565

Balance, December 31, 2025	3,844,613	$4	$162,126	$(151,714)	$10,416
Issuance of shares - equity offering, net of issuance costs	149,064	—	329	—	329
Issuance of shares - vesting of restricted stock units	42	—	—	—	—
Stock-based compensation	—	—	91	—	91
Net loss	—	—	—	(3,521)	(3,521)
Balance, March 31, 2026	3,993,719	$4	$162,546	$(155,235)	$7,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(3,521)	$(3,772)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	6	11
Change in fair value of liability classified warrants	—	(16)
Stock-based compensation	91	167
Change in operating assets and liabilities
Accounts receivables	58	2
Inventory	9	(44)
Prepaid expenses	117	501
Other assets	79	79
Accounts payable	(229)	351
Accrued expenses	629	67
Net cash used in operating activities	(2,761)	(2,654)

Cash flows from financing activities
Proceeds from issuance of shares, net of offering costs	329	1,566
Proceeds from exercise warrants	—	2
Proceeds of pre-funded warrants	—	4,785
Payment of notes payable	(200)	(222)
Net cash provided by financing activities	129	6,131
Net increase (decrease) in cash	(2,632)	3,477
Cash, beginning of period	11,980	1,819
Cash, end of period	$9,348	$5,296

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

Note 1. Description of Business

Organization and Description of Business

SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar”) and its wholly owned subsidiary, SeaStar Medical, Inc., are collectively referred to as the “Company”. SeaStar Medical, Inc. was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is principally engaged in the research, development, and commercialization of a platform medical device technology designed to modulate inflammation in various patient populations. The Company received FDA approval for QUELIMMUNE, its commercial pediatric Selective Cytopheretic Device ("SCD") therapy on February 21, 2024, under a Humanitarian Device Exemption (“HDE”). It is the only FDA approved product for use in pediatric patients with acute kidney injury (“AKI”) due to sepsis or a septic condition requiring kidney replacement therapy. In addition, the Company is currently conducting a pivotal clinical trial to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy (“CRRT”).

The initial target indications for this technology have been for the treatment of patients with AKI, but through additional Breakthrough Device Designation (“BDD”) from the Food and Drug Administration (“FDA”), the Company has expanded development of the SCD therapy into treatments for patients with cardiorenal syndrome awaiting left ventricular assist device implantation, patients with hepatorenal syndrome, patients with end stage renal disease and adult and pediatric patients undergoing cardiac surgery. The BDD enables the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with the FDA.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future annual or interim period.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the related notes for the year ended December 31, 2025. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On January 5, 2026, the Company elected a 1-for-10 reverse-stock split (the “2026 Reverse Stock Split,” together with the 2024 Reverse Stock Split, the “Reverse Stock Splits”) of its issued and outstanding shares of common stock, par value $0.0001. Following the effect of the 2026 Reverse Stock Split, each 10 shares of the Company’s common stock that were issued and outstanding automatically converted into one outstanding share of common stock.

Combined, this had the effect of a 1-for-250 reverse stock split. All stock options and warrants of the Company outstanding immediately prior to each of the Reverse Stock Splits were proportionally adjusted except for the Listed Warrants and the private placement warrants that were issued as part of the Special Purpose Acquisition Corporation transaction that closed on October 28, 2022, which total 16,788,000 outstanding warrants in the aggregate (the “Unadjusted Warrants”). The Unadjusted Warrants each retained an $11.50 exercise price and require the exercise of 250 warrants to purchase one share of common stock. Unless otherwise indicated, all other share and per share amounts in this quarterly report reflect the effect of the Reverse Stock Splits. The par value of the Company’s common stock remained unchanged at $0.0001 per share and the number of authorized shares of common stock remained the same after each of the Reverse Stock Splits.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

Segment Information

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric SCDs. The Company had a total of 17 employees at both   March 31, 2026 and December 31, 2025, and total assets of $11.3 million and $14.2 million, as of March 31, 2026, and December 31, 2025, respectively.

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

Liquidity and Going Concern

The Company incurred losses of $3.5 million for the three months ended March 31, 2026. As of March 31, 2026, the Company has an accumulated deficit of $155.2 million and cash of $9.3 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s need for additional capital will depend in part on the scope and costs of its development activities. To date, the Company has generated approximately $1.9 million revenue from the sales of its commercialized product, QUELIMMUNE to fund its operations. Its ability to generate meaningful product revenue will depend on the progress of the commercial launch of QUELIMMUNE and successful development and eventual commercialization of the adult SCD. Until such time, if ever, the Company expects to finance its operations through the sale of equity or debt securities, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

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

March 31, 2026

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the three months ended March 31, 2026. Significant estimates include (i) accrued unbilled clinical trial costs, and (ii) stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Accounts Receivable, net

The Company recognizes accounts receivables from sales to customers at the time revenue is recognized and a customer invoice is created. The need for a credit loss allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in a credit loss. The Company initially estimates credit losses based on a portfolio-wide method using an aging schedule at the end of each reporting period. As of March 31, 2026 and December 31, 2025, the Company had a current expected credit loss reserve of $1 thousand and $3 thousand, respectively.

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

Classification of Derivative Gains and Losses on the Consolidated Condensed Statement of Cash Flows. Changes in fair value related to the Company’s derivative financial instruments consisting of liability classified warrants are recognized as a component of other income/(expense).

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

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

The Company currently does not receive customer deposits or prepayments prior to the Company fulfilling its performance obligation(s) under each contract obligation(s).

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

●

Transaction Price – Based on the above, as currently constructed, the Company’s transaction price is fixed, based on the agreed-upon price per each purchase order submitted by each customer. There are no milestone or up-front payments.

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

March 31, 2026

The Company will continue to monitor all of the above as the Company continues to commercialize and increase its customer base, which could result in each distributor or end-user customer agreement having its own unique terms and conditions, that will potentially impact the timing and amount of revenue recognition pursuant to U.S. GAAP.

Cost of Goods Sold

Prior to July 2024, the Company manufactured/assembled QUELIMMUNE and adult SCDs only for research oriented and/or clinical trial related activities. Inventory purchased prior to July 2024 was expensed as a period expense at the time of purchase as a research and development expense. Accordingly, all QUELIMMUNE units sold prior to the three months ended June 30, 2025, had no recognized inventory value. During the three months ended March 31, 2026 , the Company recognized approximately $46 thousand for cost of goods sold.

The Company purchases supplies for the production of QUELIMMUNE and adult SCDs, some of which is used in the production of both. The Company's policy for the accounting for these three categories of inventory is as follows:

●

QUELIMMUNE Specific Inventory – comprises raw materials used solely for the assembly of QUELIMMUNE inventory. It will be recognized to inventory as either raw materials, work-in-process, or finished goods depending on the stage of assembly. It will be charged to cost of goods sold upon shipment to a customer.

●

Commingled Inventory – comprises raw materials that are used both for the assembly of QUELIMMUNE or adult SCDs. If used in the assembly of QUELIMMUNE, it will continue to be included in inventory as either work-in-process or finished goods depending on the stage of assembly and charged to cost of goods sold upon shipment to a customer.

●

Adult SCD Specific Inventory – comprises raw materials used solely for the assembly of adult SCDs primarily to fulfill the demands of the NEUTRALIZE-AKI study. These supplies will be charged to research and development expense upon acquisition, until such time, that it is probable that these supplies could be assembled into adult SCD kits to be sold commercially.

Funded Research & Development Expense

During the year-ended December 31, 2025, the Company entered into an agreement to provide contract research services to an outside party, which involves a study of the Company's selective cytopheretic device relating to patients with severe, chronic heart failure. The Company is able to bill the outside party for a certain portion of the costs incurred to provide these services. The Company will own and is able to benefit from the knowledge gained from the results of this study. Accordingly, the Company will account for any funds paid by the outside party to the Company as a reimbursed expense, in accordance with ASC 730-20 as a funded research and development arrangement. Accordingly, any amounts incurred and billed will offset the Company's operating expenses categorized as research and development expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. The reimbursed expenses for the three months ended March 31, 2026 and 2025 totaled approximately $39 thousand and $0, respectively.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

Note 3. Revenues and Contract Obligations

The Company recognized $0.5 million and $0.3 million in revenues for the three months ended March 31, 2026 and 2025, respectively. The Company’s sales are entirely in the United States, as it does not have any regulatory approval to sell elsewhere as of March 31, 2026.

Contract Assets and Liabilities

There are and were no contract assets or liabilities as of and at any time during the three months ended March 31, 2026 and 2025, respectively. This is because the Company's current contracts with customers do not contain features, terms or conditions that would give rise to such contract assets or liabilities.

Note 4. Accounts Receivable, net

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses.

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2025	$240	$(3)	$237
Changes in accounts receivable	(60)	2	(58)
March 31, 2026	$180	$(1)	$179

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of March 31, 2026, and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Accrued research and development	$1,764	$1,525
Accrued bonus	368	150
Accrued director compensation	70	70
Other	695	523
Total accrued expenses	$2,897	$2,268

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

Note 6. Notes Payable

Insurance Financing

In October 2025, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million, to be paid over ten months, with the final payment in August 2026. As of March 31, 2026, the Company owed approximately $0.3 million under this arrangement.

Note 7. Equity Transactions

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

As part of the SEPA, the Company agreed to issue to Lincoln Park 23,641 shares of the Company’s Common Stock, valued at approximately $0.3 million on the date of issuance, April 25, 2025 (the “Commitment Fee”).

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of Common Stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company analyzed the terms of the freestanding put right and concluded that it has an immaterial value at the issuance date of April 25, 2025, and as of March 31, 2026 and  December 31, 2025.

Through March 31, 2026, the Company raised approximately $0.3 million, net of offering costs of approximately $18 thousand, issuing approximately 138,184 million shares of the Company's Common Stock. During the three months ended March 31, 2026, the Company raised $0.3 million, net of offering costs of approximately $16 thousand, issuing 130,184 million shares of the Company's Common Stock.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

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

Through March 31, 2026, the Company has raised approximately $10.4 million, net of offering costs of approximately $0.4 million, utilizing the ATM since inception in August 2024, issuing approximately 1,081,207 shares of the Company’s Common Stock. During the three months ended March 31, 2026, the Company raised approximately $0.1 million, net of offering costs of approximately $2 thousand, issuing approximately 18,880 shares of the Company's Common Stock.

Note 8. Warrants

The Company issued warrants in connection with various financing transactions. The Company had the following warrants outstanding at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Liability Classified Warrants
Private Placement Warrants	22,952	22,952
PIPE Investor Warrants	2,000	2,000
Subtotal	24,952	24,952

Equity Classified Warrants
August 2025 Warrants	530,779	530,779
July 2025 Warrants	560,944	560,944
June 2025 Warrants	994,616	994,616
February 2025 Warrants	377,648	377,648
July 2024 Warrants	101,422	101,422
January 2024 Warrants	67,213	67,213
Public Stockholders’ Warrants	42,200	42,200
Legacy Warrants	150	150
Subtotal	2,674,972	2,674,972
Grand Total	2,699,924	2,699,924

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

The following tables provide the weighted-average strike price and time to maturity for each warrant share equivalent outstanding for each warrant tranche as of March 31, 2026 and December 31, 2025:

March 31, 2026	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	22,952	$2,875.00	1.58
PIPE Investor Warrants	2,000	$2,875.00	1.58

Equity Classified Warrants
August 2025 Warrants	530,779	$7.85	4.36
July 2025 Warrants	560,944	$6.59	4.36
June 2025 Warrants	994,616	$6.57	2.90
February 2025 Warrants	377,648	$17.34	3.99
July 2024 Warrants	101,422	$107.23	3.28
January 2024 Warrants	67,213	$238.16	3.19
Public Stockholders’ Warrants	42,200	$2,875.00	1.58
Legacy SeaStar Inc. Warrants	150	$2,500.00	0.92

December 31, 2025	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	22,952	$2,875.00	1.82
PIPE Investor Warrants	2,000	$2,875.00	1.82

Equity Classified Warrants
August 2025 Warrants	530,779	$7.85	4.61
July 2025 Warrants	560,944	$6.59	4.61
June 2025 Warrants	994,616	$6.57	3.15
February 2025 Warrants	377,648	$17.34	4.24
July 2024 Warrants	101,422	$107.23	3.53
January 2024 Warrants	67,213	$238.16	3.44
Public Stockholders’ Warrants	42,200	$2,875.00	1.82
Legacy SeaStar Inc. Warrants	150	$2,500.00	1.17

There were no new warrants issued, or existing warrants exercised or expired during the three months ended March 31, 2026.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

Note 9. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company’s unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Research and development	$33	$23
General and administrative	58	144
Total stock-based compensation	$91	$167

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

Stock Options

Option activity for the three months ended March 31, 2026, is as follows:

2022 Omnibus Incentive Plan - Stock Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	1,123	$460.00	$—	7.2
Exercised	—
Issued	—
Forfeited / cancelled	(48)	$460.00
Outstanding at March 31, 2026	1,075	$460.00	$—	7.0
Vested and exercisable at March 31, 2026	1,075	$460.00	$—	7.0

2019 Omnibus Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	689	$533.00	$—	4.4
Exercised	—
Issued	—
Forfeited / cancelled	—
Outstanding at March 31, 2026	689	$533.00	$—	4.1
Vested and exercisable at March 31, 2026	689	$533.00	$—	4.1

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

Restricted Stock Units

There are no outstanding restricted stock units outstanding under the 2019 Stock Incentive Plan. A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	25,870	$30.50
Granted	138,000
Vested	(238)
Forfeited / cancelled	-
Outstanding at March 31, 2026	163,632	$6.75

Note 10. Commitments and Contingencies

Lease Agreements

The Company is part of a membership agreement for shared office space for two suites at the same location. The first suite is on a month-to-month basis and the Company can cancel any time, while the second suite has an annual renewal option. Rent expense was approximately $19 thousand and $21 thousand for the three months ended March 31, 2026 and 2025, respectively.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

Shareholder Claims

On July 5, 2024, Forrest A K Wells, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the District of Colorado, captioned Wells v. SeaStar Medical Holding Corporation et al, Case No. 1:24-cv-0187 (D. Colorado) (the “Class Action”). The Class Action alleges that we, our Chief Executive Officer and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding our business and operations, allegedly culminating in our restatement of our consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. On March 4, 2025, the Plaintiff filed an amended complaint. The Defendants moved to dismiss the complaint. The Defendants’ motion to dismiss the complaint was referred to United States District Court Magistrate Judge Timothy P. O’Hara. On February 27, 2026, Magistrate Judge O’Hara issued a written report and recommendation to United States District Judge Regina M. Rodriguez that the complaint be dismissed with leave to amend (“R&R”). On March 30, 2026, Judge Rodriguez adopted the Magistrate Judge’s R&R and dismissed the complaint with leave to amend. On April 21, 2026 the parties filed a Stipulation and Proposed Order of Dismissal with Prejudice (“Stipulation”). On April 27, 2026 the Court ordered that the case is dismissed with prejudice.

On December 13, 2024, Jose Lazo, a purported stockholder of ours, filed a putative stockholder derivative action complaint captioned Lazo v. Schlorff et. al., C.A. No. 1:24-cv-3444 in the United States District Court for the District of Colorado (the “Derivative Action”). The factual allegations of the Derivative Action are substantially similar to the Class Action. On January 30, 2025, upon joint motion of the parties, the Court stayed the Derivative Action pending the Court’s resolution of the then-anticipated motion to dismiss to be filed in the Class Action.

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

March 31, 2026

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

Fair Value Measurement Hierarchy

The following tables present the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets, or goodwill which can require non-recurring measurements for impairment.

Summary of Level 3 Input Changes

	Fair Value Measurements at March 31, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
	$—	$—	$1	$1

	Fair Value Measurements at December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
Total	$—	$—	$1	$1

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

The following table presents the changes in the fair value of the liability classified warrants for the three months ended March 31, 2026 (in thousands):

Level 3 Roll Forward	Liability Classified Warrants
Balance December 31, 2025	$1
Additions	—
Cash paid to settle	—
Shares issued upon conversion or exercise	—
Changes in fair value	—
Balance March 31, 2026	$1

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

Liability Classified Warrants

The liability classified warrants as of March 31, 2026 and December 31, 2025, include two classes of warrants with the exact same terms, and therefore, the range of assumptions are the same, and disclosed below. Significant assumptions used in valuing warrants which require liability classification were as follows as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
Expected volatility	130.00%	130.00%
Equivalent term	1.58	1.825
Risk-free rate	3.74%	3.48%
Dividend yield	0.00%	0.00%
Stock price	$3.72	$2.40
Strike price	$2,875.00	$2,875.00

Note 12. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Except as noted below, due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company has recognized an insignificant provision for certain minimum state taxes of approximately $3 thousand as of March 31, 2026.

The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

Note 13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended March 31,
	2026	2025
Net loss	$(3,521)	$(3,772)
Weighted-average common shares outstanding - basic and diluted	3,918,339	861,794
Basic and diluted net loss per common share	$(0.90)	$(4.38)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2026	2025
Liability classified warrants	24,952	24,952
Equity classified warrants	2,674,972	588,679
Employee based options to purchase common stock	1,764	2,178
Unvested employee based restricted stock units	163,632	21,228
Total	2,865,320	637,037

Note 14. Segment Reporting

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our CODM, the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had total assets of $11.3 million and $14.2 million, as of March 31, 2026 and December 31, 2025, respectively.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

The following table represents the Company’s sole segment’s operating results for the three months ended March 31, 2026 and 2025, respectively(*).

	Three Months Ended March 31,
	2026	2025

Net Revenue	$495	$293
Cost of goods sold	46	—
Gross profit	$449	$293
Operating expenses
Research and development	2,344	2,431
General and administrative	1,708	1,684
Total operating expenses	$4,052	$4,115
Loss from operations	$(3,603)	$(3,822)

(*) The above table excludes other segment items consisting of interest expense, interest income, and gains and losses from changes in the fair value of liability classified financial instruments.

Note 15. Subsequent Events

Except for certain legal matters as disclosed in Note 10 – Commitments and Contingencies, there have been no other material subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed March 25, 2026).

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical”, “we”, “us”, “our,” and “the Company” are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries following the Business Combination.

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

Our senior management team and Board has extensive experience in the healthcare industry, including expertise in regulatory and medical affairs, commercialization and distribution in our initial therapeutic priority areas. We also have assembled a team of well-respected scientific advisors who are experts in the development of our technology and products.

There is a substantial clinical need for safe and effective control of hyperinflammation and we believe that our first-in-class SCD therapy can address the large potential market of over one million patients each year that face life-threatening hyperinflammatory conditions, including organ failure and potential loss of life.

SCD Therapy for Pediatric Patients

We are currently commercializing our first product, QUELIMMUNE, under an HDE that was approved by the FDA on February 21, 2024. QUELIMMUNE is currently the only FDA-approved product for critically ill pediatric patients with life-threatening AKI due to sepsis or a septic condition.

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

●

On April 29, 2022, we received a BDD for the use of our SCD in the treatment of immunomodulatory dysregulation in adult patients (18 and older) with AKI, which is expected to accelerate the regulatory approval process for our ongoing pivotal trial.

●

On September 28, 2023, we received BDD for our SCD for use in patients in the hospital ICU with acute or chronic systolic heart failure and worsening renal function due to cardiorenal syndrome or right ventricular dysfunction awaiting implantation of a left ventricular assist device.

●	On October 18, 2023, we received BDD designation for our SCD for use with patients in the hospital ICU with AKI and acute on chronic liver failure.

●

On November 6, 2024, we received BDD for our SCD to treat chronic systemic inflammation in end-stage renal disease (ESRD) patients who require chronic hemodialysis, also known as chronic dialysis. This is our first BDD in a chronic disease setting.

●

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

We have pursued patent protection for our SCD therapy as well as other technologies. Our patent portfolio consists of 46 patents and 1 pending patent application in the U.S. and certain foreign jurisdictions. Of these patents and patent applications, 21 patents and 1 patent applications are owned exclusively by us, and 25 patents are co-owned with the University of Michigan (“UOM”). The UOM has granted us an exclusive worldwide, royalty-bearing license to the UOM’s interest in all of the co-owned patents and applications. This license permits us to commercialize our SCD therapy in all human therapeutic indications. For more information, see “Intellectual Property” below.

We have incurred net losses in each year since our inception in 2007. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $155.2 million and $151.7 million, respectively. Our net losses were $3.5 million and $3.8 million for the three months ended March 31, 2026, and 2025, respectively. For the three months ended March 31, 2026, substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

As of March 31, 2026, and December 31, 2025, we had cash of $9.3 million and $12.0 million, respectively.

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

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited condensed consolidated financial statements are made available. See Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026, included elsewhere in this Form 10-Q for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have generated revenue of approximately $1.9 million from the sale of commercialized pediatric SCD products. Our ability to generate product revenue in the future will depend on the successful roll-out of our QUELIMMUNE pediatric SCD to hospitals and the development and eventual successful commercialization of our adult SCD. Until such time we are able to generate significant revenue from product sales, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs and any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” for additional information.

Key Components of Results of Operations

Revenue

Our QUELIMMUNE therapy received HDE approval from the FDA in February 2024. Since that time, we have begun to build out our commercial operations, develop our customer base and initiate commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. We recognized $0.5 million and $0.3 of revenue million for the three months ended March 31, 2026 and 2025, respectively. Through March 31, 2026, we have recognized approximately $1.9 million of revenue from the sale of QUELIMMUNE. Historically, prior period revenue has been primarily derived from government and other grants. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants.

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

Other significant general and administrative expenses include facilities costs, insurance, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents and obtaining financing. To the extent we expand and grow our operations, we expect that our general and administrative expenses will increase, including additional expenses relating to new hires, travel, an enterprise resource planning platform, and branding. However, the Company is also in the process, as evidenced by the results of the three months ended March 31, 2026, of reducing overall general and administrative spend, and identifying efficiencies.

Loss from Operations and Operating Margin

Loss from operations consists of our gross profit less our operating expenses. Operating margin is loss from the operations as a percentage of our net sales.

Other Income (Expense), Net

Total other income, net primarily consists of interest income due to overnight sweep activity with the Company's main commercial financial institution and interest expense relating to interest incurred on our note for the three months ended March 31, 2026.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months
	March 31,		Change
($ in thousands)	2026	2025	$	%
Net revenue	$495	$293	$202	69%
Cost of goods sold	46	—	46	*
Gross profit	449	293	156	1
Operating expenses
Research and development	2,344	2,431	(87)	(4)%
General and administrative	1,708	1,684	24	1%
Total operating expenses	4,052	4,115	(63)	-2%
Loss from operations	(3,603)	(3,822)	219	-6%
Total other income (expense)	85	53	32	60%
Loss before income tax provision	(3,518)	(3,769)	251	-7%
Income tax provision (benefit)	3	3	—	0%
Net loss	$(3,521)	$(3,772)	$251	-7%

(*) – there was no activity for the three months ended March 31, 2025.

Revenue, Cost of Goods Sold and Gross Profit

Net revenue increased $0.2 million to $0.5 million for the three months ended March 31, 2026, compared to $0.3 million net revenue for the three months ended March 31, 2025. The increase is primarily attributable to increased customer adoption of QUELIMMUNE during March 31, 2026 compared to March 31, 2025.

Research and Development Expenses

The following table discloses the breakdown of research and development expense for the three months ended March 31, 2026 compared to the same period ending March 31, 2025:

	Three Months Ended
	March 31,		Change
($ in thousands)	2026	2025	$	%
Clinical trials	$1,031	$1,268	$(237)	(19)%
External services	157	102	55	54%
Payroll and personnel expenses	1,011	925	86	9%
Other research and development expenses	145	136	9	7%
	$2,344	$2,431	$(87)	(4)%

Research and development expenses for the three months ended March 31, 2026 and 2025 were $2.3 million and $2.4 million, respectively. The decrease in research and development expenses of approximately $0.1 million, or 4%, was primarily driven by (i) $0.3 million decline in clinical trial expenses, due to (a) a $0.1 million reduction in preclinical consulting services and (b) by $0.2 million decrease in clinical trial site costs related to the  Neutralize-AKI study; offset by (i) $0.1 million increase in compensation costs, and (ii) $0.1 million increase in device development costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 and 2025 were approximately $1.7 million and $1.7 million, respectively, with a slight increase of $24 thousand. This was the result of (i) a $0.1 million increase in legal related fees due to litigation related expenses, (ii) a $0.1 million increase in accounting related expenses due to timing of activities, and (iii) a $0.1 million in marketing related expenses as the Company continues to commercialize QUELIMMUNE. This was offset by (i) a $0.2 million decline in compensation costs due to reduced headcount, and (ii) a $0.1 million decline in SEC related expenses due to the fact that the Company held a special meeting of the Stockholders during the three months ended March 31, 2025.

Other Income (Expense)

Other income, net increased $32 thousand for the three months March 31, 2026 compared to the same period ending March 31, 2025. The increase is driven primarily by an increase in interest income as a result of our increased cash during the three months ended March 31, 2026 compared to the same period ending March 31, 2025.

Income Tax Provision (Benefit)

We recorded a provision for income taxes of $3 thousand and $3 thousand for the three months ended March 31, 2026 and March 31, 2025. respectively.

Net Loss

During the three months ended March 31, 2026, we had a net loss of approximately $3.5 million compared to a net loss of approximately $3.8 million for the three months ended March 31, 2025. The reason for the decreased net loss of approximately $0.3 million has been disclosed in the above discussion.

Liquidity and Capital Resources

Sources of Liquidity

We finance our operations primarily through sales of equity securities, through registered direct or public offerings, our at-the-market program, and our standby equity purchase agreement. We finance certain insurance needs through a short-term note payable.

Shelf Registration

On December 8, 2023, we filed a shelf registration statement on Form S-3 (File No. 333-275968), which was declared effective by the SEC on December 22, 2023. This shelf registration statement covered the offering, issuance and sale of up to an aggregate of $100.0 million of our common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”).

Since the date of effectiveness and through March 31, 2026, we have raised approximately $44.1 million under the 2023 Shelf and have approximately $55.9 million remaining for future offerings. However, actual availability for primary offerings is limited by the “baby shelf” restrictions applicable to our use of Form S‑3.

At-The-Market Offering

On August 20, 2024, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Wainwright as sales agent, to sell shares of Common Stock, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. As of March 31, 2026, we are currently restricted from raising capital on the ATM Agreement due to the baby shelf limitations, which is a component of the 2023 Shelf.

Standby Equity Purchase Agreement

On April 25, 2025, we entered into a standby equity purchase agreement (“SEPA”) with Lincoln Park Capital, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park shares of Common Stock, subject to certain limitations, from time to time over the 36-month period commencing on the Commencement Date. As of March 31, 2026, approximately $14.7 million in aggregate capacity remained available under the SEPA.

To finance our operations, we will need to raise additional capital. As described below, we cannot expect to receive any cash proceeds from the exercise of warrants in the near term, because the exercise of warrants is not in our control. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. We do not currently have any committed external source of funds. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited condensed consolidated financial statements for the period ended March 31, 2026.

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

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our adult SCD for approval by the FDA, invest in commercialization of QUELIMMUNE and continue to develop the next generation SCDs and (ii) if regulatory approval is obtained, to launch and commercialize our adult SCD in the U.S. market, including potential subsequent launches in key international markets. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	conditions of the capital markets;

●	our ability to receive cash proceeds from new and existing funding sources, including our standby equity purchase agreement.

●	the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2026:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Insurance Financing	$331	$331	$—	$—	$—
Total contractual obligations	$331	$331	$—	$—	$—

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(2,761)	$(2,654)
Investing activities	—	—
Financing activities	129	6,131
Net increase (decrease) in cash	$(2,632)	$3,477

Net cash used in operating activities for the three months ended March 31, 2026 was $2.8 million compared to $2.7 million for the three months ended March 31, 2025This is primarily due to the timing of certain payments to vendors.

Net cash provided by financing activities for the three months ended March 31, 2026 was $0.1 million, was primarily related to (i) $0.3 million received from the issuance of new shares of common stock, which was partially offset by (ii) approximately $0.2 million paid to settle outstanding notes payable. Net cash provided by financing activities for the three months ended March 31, 2025 was $6.1 million, was primarily related to (i) $1.6 million received from the issuance of new shares of common stock, and (ii) $4.8 million in proceeds from issuance of pre-funded warrants. This was partially offset by $0.2 million paid to settle outstanding notes payable.

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

There has been no material change from the policies or methods disclosed in our Annual Report to Form 10-K filed March 25, 2026, for the year-ended December 31, 2025.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer; carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

On July 5, 2024, Forrest A K Wells, a purported stockholder of ours, filed a putative class action complaint in the United States District Court for the District of Colorado, captioned Wells v. SeaStar Medical Holding Corporation, et al., Case No. 1:24-cv-0187 (the “Class Action”). The Class Action alleges that the Company, our Chief Executive Officer, and former Chief Financial Officer made or caused to be made material misstatements or omissions regarding: (a) the projected timing for obtaining FDA approval of our SCD; and (b) our recognition of certain financial instruments, allegedly culminating in our restatement of our consolidated financial statements, disclosed in a Form 8-K and filed on March 27, 2024. The Class Action asserts claims pursuant to the Securities Exchange Act of 1934, including Section 10(b), Rule 10b-5 promulgated thereunder, and Section 20(a). The Class Action seeks to recover, among other remedies, compensatory damages. On March 4, 2025, the Plaintiff filed an amended complaint. The Defendants moved to dismiss the complaint. The Defendants’ motion to dismiss the complaint was referred to United States District Court Magistrate Judge Timothy P. O’Hara. On February 27, 2026, Magistrate Judge O’Hara issued a written report and recommendation to United States District Judge Regina M. Rodriguez that the complaint be dismissed with leave to amend (“R&R”). On March 30, 2026, Judge Rodriguez adopted the Magistrate Judge’s R&R and dismissed the complaint with leave to amend. On April 21, 2026 the parties filed a Stipulation and Proposed Order of Dismissal with Prejudice. On April 27, 2026 the Court ordered that the case is dismissed with prejudice.

On December 13, 2024, Jose Lazo, a purported stockholder of ours, filed a putative stockholder derivative action complaint captioned Lazo v. Schlorff et. al., C.A. No. 1:24-cv-3444 in the United States District Court for the District of Colorado (the “Derivative Action”). The factual allegations of the Derivative Action are substantially similar to the Class Action. On January 30, 2025, upon joint motion of the parties, the Court stayed the Derivative Action pending the Court’s resolution of the then-anticipated motion to dismiss to be filed in the Class Action.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other public filings, which could materially affect our business, financial condition or future results. No additional risk factors have arisen that have not already been disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2025, filed March 25, 2026. The following select previously disclosed risk factors are included herein:

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

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our clinical programs. While the Company has positive working capital of $6.8 million as of March 31, 2026, we currently do not have sufficient capital to support our operations and complete our planned regulatory approval process. We will need to secure additional capital to continue our operations, and such funding may not be available on acceptable terms, or at all.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2025 financial statements, included in our Annual Report on Form 10-K filed on March 25, 2026, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Fourth Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SeaStar Medical Holding Corporation (incorporated by reference to Exhibit 3.5 to Form S-1 filed by the registrant on April 28, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: May 13, 2026	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026		/s/ Michael Messinger
Michael Messinger
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2026	By:	/s/ Bradford Towne
Bradford Towne
Controller (Principal Accounting Officer)