Form 10-Q
period 2026-06-30
SeaStar Medical Holding Corp
filed 2026-08-12
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number 001-39927

SEASTAR MEDICAL HOLDING CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	85-3681132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3513 Brighton Blvd., Suite 410 Denver, CO	80216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 427-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ICU	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	ICUCW	The Nasdaq Stock Market LLC

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

As of August 5, 2026, the registrant had 4,406,841 shares of common stock, $0.0001 par value per share, outstanding.

SeaStar Medical Holding Corporation

June 30, 2026

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10‑Q (“Form 10-Q” or “this report”) contains statements that are forward-looking and as such are not historical facts. These statements are based on the beliefs and assumptions of management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10-K”), and in the reports we file with the United States Securities and Exchange Commission (“SEC”). These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$6,959	$11,980
Accounts receivable, net of allowance for credit losses of $2 and $3, respectively	208	237
Inventory	77	66
Prepaid expenses	984	1,297
Total current assets	8,228	13,580
Other assets	421	578
Total assets	$8,649	$14,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$750	$948
Accrued expenses	3,468	2,268
Notes payable, net of deferred financing costs	134	525
Liability classified warrants	1	1
Total current liabilities	4,353	3,742
Total liabilities	4,353	3,742
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock - $0.0001 par value, 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock - $0.0001 par value per share; 425,000,000 and 450,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 4,259,842 and 3,844,613 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	163,257	162,126
Accumulated deficit	(158,965)	(151,714)
Total stockholders’ equity	4,296	10,416
Total liabilities and stockholders’ equity	$8,649	$14,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net revenue	$615	$338	$1,110	$631
Cost of goods sold	54	27	100	27
Gross profit	561	311	1,010	604
Operating expenses
Research and development	2,520	1,037	4,864	3,468
General and administrative	1,832	1,030	3,540	2,716
Total operating expenses	4,352	2,067	8,404	6,184
Loss from operations	(3,791)	(1,756)	(7,394)	(5,580)
Other income (expense)
Interest income	69	45	160	93
Interest expense	(8)	(9)	(14)	(18)
Other financing costs	—	(298)	—	(298)
Change in fair value of warrants liability	—	16	—	32
Total other income/(expense), net	61	(246)	146	(191)
Loss before provision for income taxes	(3,730)	(2,002)	(7,248)	(5,771)
Provision for income taxes	—	—	3	3
Net loss	$(3,730)	$(2,002)	$(7,251)	$(5,774)
Net loss per share of common stock, basic and diluted	$(0.91)	$(1.77)	$(1.81)	$(5.78)
Weighted-average common shares outstanding, basic and diluted	4,084,283	1,132,952	4,001,770	998,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

(unaudited)

(in thousands, except for share and per-share amounts)

	For the Six months ended June 30, 2026 and 2025
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2024	597,725	$2	$137,379	$(139,564)	$(2,183)
Issuance of shares - exercise of warrants	207,042	—	2	—	2
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	120,214	—	6,351	—	6,351
Issuance of shares - vesting of restricted stock units	798	—	—	—	—
Stock-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,772)	(3,772)
Balance, March 31, 2025	925,779	$2	$143,899	$(143,336)	$565
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	784,378	—	4,383	—	4,383
Issuance of shares - standby equity purchase agreement commitment fee	23,641	—	298	—	298
Issuance of shares - vesting of restricted stock units	533	—	—	—	—
Stock-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,002)	(2,002)
Balance, June 30, 2025	1,734,331	$2	$148,677	$(145,338)	$3,341

Balance, December 31, 2025	3,844,613	$4	$162,126	$(151,714)	$10,416
Issuance of shares - equity offering, net of issuance costs	149,064	—	329	—	329
Issuance of shares - vesting of restricted stock units	42	—	—	—	—
Stock-based compensation	—	—	91	—	91
Net loss	—	—	—	(3,521)	(3,521)
Balance, March 31, 2026	3,993,719	$4	$162,546	$(155,235)	$7,315
Issuance of shares - equity offering, net of issuance costs	262,716	—	810	—	810
Issuance of shares - vesting of restricted stock units	3,407	—	—	—	—
Stock-based compensation	—	—	(99)	—	(99)
Net loss	—	—	—	(3,730)	(3,730)
Balance, June 30, 2026	4,259,842	$4	$163,257	$(158,965)	$4,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities
Net loss	$(7,251)	$(5,774)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	14	18
Change in fair value of liability classified warrants	—	(32)
Shares issued for the standby equity purchase agreement commitment fee	—	298
Stock-based compensation	(8)	264
Change in operating assets and liabilities
Accounts receivables	29	(105)
Inventory	(11)	(77)
Prepaid expenses	313	784
Other assets	157	156
Accounts payable	(198)	112
Accrued expenses	1,200	(1,305)
Net cash used in operating activities	(5,755)	(5,661)

Cash flows from financing activities
Proceeds from issuance of shares, net of offering costs	1,139	5,154
Proceeds from exercise warrants	—	2
Proceeds of pre-funded warrants	—	5,580
Payment of notes payable	(405)	(592)
Net cash provided by financing activities	734	10,144
Net increase (decrease) in cash	(5,021)	4,483
Cash, beginning of period	11,980	1,819
Cash, end of period	$6,959	$6,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

Note 1. Description of Business

Organization and Description of Business

SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar”) and its wholly owned subsidiary, SeaStar Medical, Inc., are collectively referred to as the “Company”. SeaStar Medical, Inc. was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is principally engaged in the research, development, and commercialization of a platform medical device technology designed to modulate inflammation in various patient populations. The Company received Food and Drug Administration ("FDA") approval for QUELIMMUNE, its commercial pediatric Selective Cytopheretic Device ("SCD") therapy on February 21, 2024, under a Humanitarian Device Exemption (“HDE”). It is the only FDA approved product for use in pediatric patients with acute kidney injury (“AKI”) due to sepsis or a septic condition requiring kidney replacement therapy. In addition, the Company is currently conducting a pivotal clinical trial to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy (“CRRT”).

The initial target indications for this technology have been for the treatment of patients with AKI, but through additional Breakthrough Device Designation (“BDD”) from the FDA, the Company has expanded development of the SCD therapy into treatments for patients with cardiorenal syndrome awaiting left ventricular assist device implantation, patients with hepatorenal syndrome, patients with end stage renal disease and adult and pediatric patients undergoing cardiac surgery. The BDD enables the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with the FDA.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future annual or interim period.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

Segment Information

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric SCDs. The Company had a total of 18 and 17 employees as of   June 30, 2026 and December 31, 2025, respectively, and total assets of $8.6 million and $14.2 million, as of June 30, 2026 and December 31, 2025, respectively.

For segment reporting purposes, the CODM uses operating profit/(loss) to evaluate segment performance and allocate resources. As a Company that only recently began commercial sales of QUELIMMUNE, the CODM is primarily focused on evaluating the overall spending for research and development activities needed to fund further development of the SCDs, and general and administrative activities incurred to support the research, development and commercial activities of the Company. Accounting policies associated with the Company’s sole segment are the same as those described in Note 2. See Note 14 for Segment Reporting information.

All of the Company’s sales are located within the United States. As of the date of this report, the Company has obtained regulatory approval for commercial sales in the U.S. of QUELIMMUNE from the FDA. The Company does not have any inter-entity sales or transfers.

Liquidity and Going Concern

The Company incurred losses of $7.3 million for the six months ended June 30, 2026. As of June 30, 2026, the Company has an accumulated deficit of $159.0 million and cash of $7.0 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s need for additional capital will depend in part on the scope and costs of its development activities. To date, the Company has generated approximately $2.5 million revenue from the sales of its commercialized product, QUELIMMUNE, to fund its operations. Its ability to generate meaningful product revenue will depend on the progress of the commercial launch of QUELIMMUNE and successful development and eventual commercialization of the adult SCD. Until such time, if ever, the Company expects to finance its operations through the sale of equity or debt securities, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

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

June 30, 2026

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the three and six months ended June 30, 2026. Significant estimates include (i) accrued unbilled clinical trial costs, and (ii) stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Accounts Receivable, net

The Company recognizes accounts receivable from sales to customers at the time revenue is recognized and a customer invoice is created. The need for a credit loss allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in a credit loss. The Company initially estimates credit losses based on a portfolio-wide method using an aging schedule at the end of each reporting period. As of June 30, 2026 and December 31, 2025, the Company had a current expected credit loss reserve of $2 thousand and $3 thousand, respectively.

Fair Value of Financial Instruments

The following provides a summary of those assets or liabilities for which the Company is required to measure at fair value either on a recurring basis, the valuation techniques and summary of inputs used to arrive at the measure of fair value. Changes in fair value of these assets or liabilities are recognized as a component of net income in the unaudited condensed consolidated statements of operations. Changes in fair value of these assets or liabilities are considered unrealized gains or losses and therefore are classified as non-cash adjustments to reconcile net income to operating cash flows. Significant increases (decreases) in unobservable inputs used in fair value measurements could, in isolation, potentially result in a significantly lower or higher valuation for those assets or liabilities requiring recurring fair value measurements at each reporting date.

Liability Classified Warrants. The Company has entered into or assumed various financial instruments, in the form of warrant agreements, that require classification as liabilities. This classification requires that the Company remeasure the fair value of the liability classified warrants at the end of each quarterly and annual reporting period.

The Company uses a Black-Scholes option pricing model to fair value the warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance, and the time to maturity is based on the contractual life at the date of issuance, which is five years. The change in fair value of the liability classified warrants each reporting period is recorded to the change in fair value of warrants liability in the unaudited condensed consolidated statements of operations.

Operating Current Assets and Current Liabilities. The estimated fair value of cash, accounts receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments.

Classification of Derivative Gains and Losses on the Unaudited Condensed Consolidated Statement of Cash Flows. Changes in fair value related to the Company’s derivative financial instruments consisting of liability classified warrants are recognized as a component of other income/(expense).

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

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

June 30, 2026

The Company will continue to monitor all of the above as the Company continues to commercialize and increase its customer base, which could result in each distributor or end-user customer agreement having its own unique terms and conditions, that will potentially impact the timing and amount of revenue recognition pursuant to U.S. GAAP.

Cost of Goods Sold

Prior to July 2024, the Company manufactured/assembled QUELIMMUNE and adult SCDs only for research oriented and/or clinical trial related activities. Inventory purchased prior to July 2024 was expensed as a period expense at the time of purchase as a research and development expense. Accordingly, all QUELIMMUNE units sold prior to the three months ended June 30, 2025, had no recognized inventory value. During the three and six months ended June 30, 2026, the Company recognized approximately $54 thousand and $100 thousand, for cost of goods sold, respectively.

The Company purchases supplies for the production of QUELIMMUNE and adult SCDs, some of which are used in the production of both. The Company's policy for the accounting for these three categories of inventory is as follows:

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

Funded Research and Development Expense

During the year ended December 31, 2025, the Company entered into an agreement to provide contract research services to an outside party, which involves a study of the Company's selective cytopheretic device relating to patients with severe, chronic heart failure. The Company is able to bill the outside party for a certain portion of the costs incurred to provide these services. The Company will own and is able to benefit from the knowledge gained from the results of this study. Accordingly, the Company will account for any funds paid by the outside party to the Company as a reimbursed expense, in accordance with ASC 730-20 as a funded research and development arrangement. Accordingly, any amounts incurred and billed will offset the Company's operating expenses categorized as research and development expense on the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. The reimbursed expenses for the three months ended June 30, 2026 and 2025, totaled approximately $34 thousand and $0.3 million, respectively, and for the six months ended June 30, 2026 and 2025, totaled approximately $73 thousand and $0.3 million, respectively.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

Note 3. Revenues and Contract Obligations

The Company recognized $0.6 million and $0.3 million in revenues for the three months ended June 30, 2026 and 2025, respectively, and $1.1 and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s sales are entirely in the United States, as it does not have any regulatory approval to sell elsewhere as of June 30, 2026.

Contract Assets and Liabilities

There are and were no contract assets or liabilities as of and at any time during the three and six months ended June 30, 2026 and 2025. This is because the Company's current contracts with customers do not contain features, terms or conditions that would give rise to such contract assets or liabilities.

Note 4. Accounts Receivable, net

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses.

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2025	$240	$(3)	$237
Changes in accounts receivable	(30)	1	(29)
June 30, 2026	$210	$(2)	$208

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Accrued research and development	$1,715	$1,525
Accrued bonus	637	150
Accrued director compensation	106	70
Other	1,010	523
Total accrued expenses	$3,468	$2,268

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

Note 6. Notes Payable

Insurance Financing

In October 2025, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million, to be paid over ten months, with the final payment in August 2026. As of June 30, 2026, the Company owed approximately $0.1 million under this arrangement.

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

The Company controls the timing and amount of any sales to Lincoln Park, which depend on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, Lincoln Park’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s common stock. In all instances, the Company may not sell shares of common stock under the Common Stock Purchase Agreement if it would result in Lincoln Park and its affiliate beneficially owning more than 9.99% of outstanding voting power or shares of the common stock at any one point in time.

As part of the SEPA, the Company agreed to issue to Lincoln Park 23,641 shares of the Company’s common stock, valued at approximately $0.3 million on the date of issuance, April 25, 2025 (the “Commitment Fee”).

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company analyzed the terms of the freestanding put right and concluded that it has an immaterial value at the issuance date of April 25, 2025, and as of June 30, 2026 and  December 31, 2025.

From inception through June 30, 2026, the Company raised approximately $1.1 million, net of offering costs of approximately $64 thousand, issuing approximately 0.4 million shares of the Company's common stock. During the three and six months ended June 30, 2026, the Company raised $0.8 million and $1.1 million, net of offering costs of approximately $46 thousand and $62 thousand, respectively, issuing 0.3 million shares and 0.4 million shares, respectively of the Company's common stock.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

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

Through June 30, 2026, the Company has raised approximately $10.4 million, net of offering costs of approximately $0.4 million, utilizing the ATM since inception in August 2024, issuing approximately 1,081,207 shares of the Company’s common stock. During the six months ended June 30, 2026, the Company raised approximately $0.1 million, net of offering costs of approximately $2 thousand, issuing approximately 18,880 shares of the Company's common stock.

Note 8. Warrants

The Company issued warrants in connection with various financing transactions. The Company had the following warrants outstanding at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Liability Classified Warrants
Private Placement Warrants	22,952	22,952
PIPE Investor Warrants	2,000	2,000
Subtotal	24,952	24,952

Equity Classified Warrants
August 2025 Warrants	530,779	530,779
July 2025 Warrants	560,944	560,944
June 2025 Warrants	994,616	994,616
February 2025 Warrants	377,648	377,648
July 2024 Warrants	101,422	101,422
January 2024 Warrants	67,213	67,213
Public Stockholders’ Warrants	42,200	42,200
Legacy Warrants	150	150
Subtotal	2,674,972	2,674,972
Grand Total	2,699,924	2,699,924

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

The following tables provide the weighted-average strike price and time to maturity for each warrant share equivalent outstanding for each warrant tranche as of June 30, 2026 and December 31, 2025:

June 30, 2026	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	22,952	$2,875.00	1.33
PIPE Investor Warrants	2,000	$2,875.00	1.33

Equity Classified Warrants
August 2025 Warrants	530,779	$7.85	4.12
July 2025 Warrants	560,944	$6.59	4.11
June 2025 Warrants	994,616	$6.57	2.65
February 2025 Warrants	377,648	$17.34	3.74
July 2024 Warrants	101,422	$107.23	3.03
January 2024 Warrants	67,213	$238.16	2.94
Public Stockholders’ Warrants	42,200	$2,875.00	1.33
Legacy SeaStar Inc. Warrants	150	$2,500.00	0.67

December 31, 2025	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	22,952	$2,875.00	1.82
PIPE Investor Warrants	2,000	$2,875.00	1.82

Equity Classified Warrants
August 2025 Warrants	530,779	$7.85	4.61
July 2025 Warrants	560,944	$6.59	4.61
June 2025 Warrants	994,616	$6.57	3.15
February 2025 Warrants	377,648	$17.34	4.24
July 2024 Warrants	101,422	$107.23	3.53
January 2024 Warrants	67,213	$238.16	3.44
Public Stockholders’ Warrants	42,200	$2,875.00	1.82
Legacy SeaStar Inc. Warrants	150	$2,500.00	1.17

There were no new warrants issued, or existing warrants exercised or expired during the three and six months ended June 30, 2026.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

Note 9. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company’s unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Research and development	$42	$23	$75	$46
General and administrative	(141)	74	(83)	218
Total stock-based compensation	$(99)	$97	$(8)	$264

Equity Incentive Plan - Summary

2022 Omnibus Incentive Plan

The Company’s Board of Directors adopted, and the stockholders approved the 2022 Omnibus Incentive Plan to provide long-term incentive for its employees and non-employee service providers. The vesting of stock options is stated in each individual grant agreement, which is generally one to four years. Options granted expire 10 years after the date of grant. As of June 30, 2026, there were approximately 925 thousand shares of common stock reserved for issuance under the 2022 Omnibus Incentive Plan.

2019 Stock Incentive Plan

The Company’s Board of Directors adopted the 2019 Stock Incentive Plan on February 25, 2019, to provide long-term incentive for its employees and non-employee service providers. The 2019 Stock Incentive Plan was terminated on October 28, 2022, and no further awards were granted under such plan.

Stock Options

Option activity for the six months ended June 30, 2026, is as follows:

2022 Omnibus Incentive Plan - Stock Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	1,123	$460.00	$—	7.2
Exercised	—
Issued	—
Forfeited / cancelled	(48)	$460.00
Outstanding at June 30, 2026	1,075	$460.00	$—	6.7
Vested and exercisable at June 30, 2026	1,075	$460.00	$—	6.7

2019 Stock Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	689	$533.00	$—	4.4
Exercised	—
Issued	—
Forfeited / cancelled	—
Outstanding at June 30, 2026	689	$533.00	$—	3.9
Vested and exercisable at June 30, 2026	689	$533.00	$—	3.9

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

Restricted Stock Units

There are no outstanding restricted stock units ("RSUs") outstanding under the 2019 Stock Incentive Plan. A summary of the Company’s RSU activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	25,870	$30.50
Granted	138,000
Vested	(4,976)
Forfeited / cancelled	—
Outstanding at June 30, 2026	158,894	$6.17

Note 10. Commitments and Contingencies

Lease Agreements

The Company is part of a membership agreement for shared office space for two suites at the same location. The first suite is on a month-to-month basis and the Company can cancel any time, while the second suite has an annual renewal option. Rent expense was approximately $22 thousand and $16 thousand for the three months ended June 30, 2026 and 2025, respectively, and approximately $41 thousand and $37 thousand for the six months ended June 30, 2026 and 2025, respectively.

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

The Derivative Action alleges, among other things, that our Chief Executive Officer, former Chief Financial Officer, and certain of the Company's current and former directors violated Section 14(a) of the Exchange Act, breached fiduciary duties and were unjustly enriched by making or allowing to be made purportedly false and misleading statements regarding our prospects for success in obtaining FDA approval for our SCD. The Derivative Action further alleges that there were purported deficiencies in the Company's internal financial controls and procedures and improper accounting for classification of certain financial instruments leading to our restatement of previously issued financial statements. The Derivative Action also asserts claims under Section 10(b) and 21D of the Exchange Act against our Chief Executive Officer and former Chief Financial Officer. Among other remedies, the Derivative Action seeks to recover damages and restitution on behalf of us and certain injunctive relief concerning our corporate governance and internal controls. On May 12, 2026, the parties filed a stipulation pursuant to which the plaintiff agreed, in light of the dismissal of the Class Action, to dismiss the Derivative Action without prejudice. Also on May 12, 2026, the Court ordered that the case is dismissed without prejudice.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

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

Fair Value Measurement Hierarchy

The following tables present the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets, or goodwill which can require non-recurring measurements for impairment.

Summary of Level 3 Input Changes

	Fair Value Measurements at June 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
	$—	$—	$1	$1

	Fair Value Measurements at December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
Total	$—	$—	$1	$1

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

The following table presents the changes in the fair value of the liability classified warrants for the six months ended June 30, 2026 (in thousands):

Level 3 Roll Forward	Liability Classified Warrants
Balance December 31, 2025	$1
Additions	—
Cash paid to settle	—
Shares issued upon conversion or exercise	—
Changes in fair value	—
Balance June 30, 2026	$1

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

Liability Classified Warrants

The liability classified warrants as of June 30, 2026 and December 31, 2025, include two classes of warrants with the exact same terms, and therefore, the range of assumptions are the same, and disclosed below. Significant assumptions used in valuing warrants which require liability classification were as follows as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
Expected volatility	130.00%	130.00%
Equivalent term	1.325	1.825
Risk-free rate	4.04%	3.48%
Dividend yield	0.00%	0.00%
Stock price	$3.67	$2.40
Strike price	$2,875.00	$2,875.00

Note 12. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Except as noted below, due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company has recognized an insignificant provision for certain minimum state taxes of approximately $3 thousand as of June 30, 2026.

The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

Note 13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(3,730)	$(2,002)	$(7,251)	$(5,774)
Weighted-average common shares outstanding - basic and diluted	4,084,283	1,132,952	4,001,770	998,122
Basic and diluted net loss per common share	$(0.91)	$(1.77)	$(1.81)	$(5.78)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2026	2025
Liability classified warrants	24,952	24,952
Equity classified warrants	2,674,972	1,862,526
Employee based options to purchase common stock	1,764	2,178
Unvested employee based restricted stock units	158,894	21,228
Total	2,860,582	1,910,884

Note 14. Segment Reporting

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how our CODM, the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric Selective Cytopheretic Devices (SCDs). The Company had total assets of $8.6 million and $14.2 million, as of June 30, 2026 and December 31, 2025, respectively.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

The following table represents the Company’s sole segment’s operating results for the six months ended June 30, 2026 and 2025, respectively(*).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net revenue	$615	$338	$1,110	$631
Cost of goods sold	54	27	100	27
Gross profit	561	311	1,010	604
Operating expenses
Research and development	2,520	1,037	4,864	3,468
General and administrative	1,832	1,030	3,540	2,716
Total operating expenses	4,352	2,067	8,404	6,184
Loss from operations	$(3,791)	$(1,756)	$(7,394)	$(5,580)

(*) The above table excludes other segment items consisting of interest expense, interest income, and gains and losses from changes in the fair value of liability classified financial instruments.

Note 15. Subsequent Events

Nasdaq Compliance Update

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company has been subject to a Mandatory Panel Monitor since July 1, 2025 regarding the Company's compliance with Nasdaq’s minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”) until July 1, 2026. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) found the Company again out of compliance with the Minimum Stockholders’ Equity Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company would not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff would issue a “Delist Determination Letter” and the Company would have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

Effective July 1, 2026, that the Company has maintained compliance with the Minimum Stockholders' Equity Requirement and is no longer subject to the Mandatory Panel Monitor or any of the aforementioned actions in the event the Company falls out of compliance with the Minimum Stockholders' Equity Requirement in the future.

Standby Equity Purchase Agreement

The Company has raised approximately $0.4 millions, by issuing 135,339 shares of the Company's common stock since July 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 25, 2026.

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere (or incorporated by reference) in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical”, “we”, “us”, “our,” and “the Company” are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries.

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

We have incurred net losses in each year since our inception in 2007. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $159.0 million and $151.7 million, respectively. Our net losses were $7.3 million and $5.8 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

As of June 30, 2026 and December 31, 2025, we had cash of $7.0 million and $12.0 million, respectively.

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

The recurring losses, working capital deficiency, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited condensed consolidated financial statements are made available. See Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, included elsewhere in this Form 10-Q for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have generated revenue of approximately $2.5 million from the sale of commercialized pediatric SCD products. Our ability to generate product revenue in the future will depend on the successful roll-out of our QUELIMMUNE pediatric SCD to hospitals and the development and eventual successful commercialization of our adult SCD. Until such time we are able to generate significant revenue from product sales, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs and any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information.

Key Components of Results of Operations

Revenue

Our QUELIMMUNE therapy received HDE approval from the FDA in February 2024. Since that time, we have begun to build out our commercial operations, develop our customer base and initiate commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. We recognized $0.6 million and $1.1 million in revenue for the three and six months ended June 30, 2026, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025. Through June 30, 2026, we have recognized approximately $2.5 million of revenue from the sale of QUELIMMUNE since our first sale in July 2024. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants.

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

Other Income (Expense), Net

Total other income, net primarily consists of interest income due to overnight sweep activity with the Company's main commercial financial institution and interest expense relating to interest incurred on our note for the three and six months ended June 30, 2026.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Three Months
	June 30,		Change
($ in thousands)	2026	2025	$	%
Net revenue	$615	$338	$277	82%
Cost of goods sold	54	27	27	100%
Gross profit	561	311	250	80%
Operating expenses
Research and development	2,520	1,037	1,483	143%
General and administrative	1,832	1,030	802	78%
Total operating expenses	4,352	2,067	2,285	111%
Loss from operations	(3,791)	(1,756)	(2,035)	116%
Total other income (expense)	61	(246)	307	-125%
Loss before income tax provision	(3,730)	(2,002)	(1,728)	86%
Income tax provision (benefit)	—	—	—	*
Net loss	$(3,730)	$(2,002)	$(1,728)	86%

(*) – there was no activity for the three months ended June 30, 2026 and  June 30, 2025.

Revenue, Cost of Goods Sold and Gross Profit

Net revenue increased $0.3 million to $0.6 million for the three months ended June 30, 2026, compared to $0.3 million net revenue for the three months ended June 30, 2025. The increase is attributable to both increased customer adoption of QUELIMMUNE and increase in existing customer demand during the three months ended June 30, 2026, compared to the same period ended June 30, 2025. Cost of goods sold increased $27 thousand, commensurate with the increased sales of QUELIMMUNE.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses for the three months ended June 30, 2026 compared to the same period ending June 30, 2025:

	Three Months Ended
	June 30,		Change
($ in thousands)	2026	2025	$	%
Clinical trials	$1,257	$633	$624	99%
External services	124	48	76	158%
Payroll and personnel expenses	1,062	304	758	249%
Other research and development expenses	77	52	25	48%
	$2,520	$1,037	$1,483	143%

Research and development expenses for the three months ended June 30, 2026 and 2025 were $2.5 million and $1.0 million, respectively. The increase in research and development expenses of approximately $1.5 million, or 143%, was primarily driven by (i) $0.8 million increase in payroll costs primarily driven by a $0.5 million favorable reduction in bonus expense during Q2 2025, due to the agreement by certain employees involved in research and development to rescind unpaid 2023 and 2024 performance bonuses owed to them, (ii) $0.6 million increase in clinical trial costs as we continue our NEUTRALIZE-AKI study efforts, including a $0.3 million reduction in our funded research and development expense offset from services provided to a third-party for certain clinical research services (see Note 2), and (iii) $0.1 million increase in external services primarily due to device development costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 and 2025 were approximately $1.8 million and $1.0 million, respectively. The increase in general and administrative was the result of (i) $0.5 million increase in Director fees primarily as a result of the Directors having approved the rescission of any earned-but-unpaid director fees as of June 30, 2025, (ii) legal expenses increased approximately $0.4 million due to litigation related matters, (iii) $0.1 million increase in audit and SEC related activities, offset by (i) $0.2 million decline in compensation related expenses primarily driven by the reversal of previously recognized stock compensation due to the underlying grants being forfeited.

Other Income (Expense)

We recognized other income, net of approximately $0.1 million for the three months ended June 30, 2026, compared to other expense, net of approximately $0.2 million for the same period ended June 30, 2025. The change is driven by (i) a one-time $0.3 million financing charge related to our standby equity purchase agreement incurred in Q2 2025, while no such charge was incurred in Q2 2026, and (ii) increased interest income as a result of our increased cash during the six months ended June 30, 2026 compared to the same period ending June 30, 2025.

Income Tax Provision (Benefit)

We recorded no provision for income taxes for the three months ended June 30, 2026 and June 30, 2025 ,respectively.

Net Loss

During the three months ended June 30, 2026, we had a net loss of approximately $3.7 million compared to a net loss of approximately $2.0 million for the three months ended June 30, 2025. The reason for the increase in net loss of approximately $1.7 million has been disclosed in the above discussion.

Results of Operations

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related Notes included elsewhere in this Form 10-Q.

	Six Months Ended
	June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue	$1,110	$631	$479	76%
Cost of goods sold	100	27	73	270%
Gross profit	$1,010	$604	$406	67%
Operating expenses
Research and development	4,864	3,468	1,396	40%
General and administrative	3,540	2,716	824	30%
Total operating expenses	8,404	6,184	2,220	36%
Loss from operations	(7,394)	(5,580)	(1,814)	33%
Total other expense	146	(191)	337	-176%
Loss before income tax provision	(7,248)	(5,771)	(1,477)	26%
Income tax provision	3	3	—	0%
Net loss	$(7,251)	$(5,774)	$(1,477)	26%

Revenue, Cost of Goods Sold and Gross Profit

Net revenue increased $0.5 million to $1.1 million for the six months ended June 30, 2026, compared to $0.6 million net revenue for the six months ended June 30, 2025. The increase is attributable to both increased customer adoption of QUELIMMUNE and increased in existing customer demand during the six months ended June 30, 2026, compared to the same period ended June 30, 2025.

Research and Development Expenses

The following table discloses the breakdown of research and development expense for the six months ended June 30, 2026 compared to the same period ending June 30, 2025:

	Six Months Ended
	June 30,		Change
($ in thousands)	2026	2025	$	%
Clinical trials	$2,288	$1,902	$386	20%
External services	281	151	130	86%
Payroll and personnel expenses	2,072	1,229	843	69%
Other research and development expenses	223	186	37	20%
	$4,864	$3,468	$1,396	40%

Research and development expenses for the six months ended June 30, 2026 and 2025 were $4.9 million and $3.5 million, respectively. The increase in research and development expenses of approximately $1.4 million, or 40%, was primarily driven by (i) $0.8 million increase in compensation expense due primarily to a favorable reduction in bonus expense during Q2 2025, due to the agreement by certain employees involved in research and development to rescind unpaid 2023 and 2024 performance bonuses owed to them, while we reinstated a 2026 incentive bonus plan for 2026, (ii) $0.3 million increase in clinical trial costs as we continue our NEUTRALIZE-AKI study efforts, (iii) $0.2 million reduction in our funded research and development expense offset from services provided to a third-party for certain clinical research services (see Note 2), (iv) $0.1 million increase in travel related costs, offset by a $0.1 million decline in external clinical resource organization service costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 and 2025 were approximately $3.5 million and $2.7 million, respectively. This increase was primarily the result of (i) $0.6 million increase in legal costs due to litigation and related matters, (ii) $0.5 million increase in Director fees as a result of the Directors having approved the rescission of any earned-but-unpaid director fees as of June 30, 2025, (iii) $0.1 million increase in audit and SEC related activities, offset by (i) $0.5 million decline in compensation related expenses primarily driven by the reversal of previously recognized stock compensation due to the underlying grants being forfeited, coupled with a decline in payroll costs.

Other Income (Expense)

We recognized other income, net of approximately $0.1 for the six months ended June 30, 2026, compared to other expense, net of approximately $0.2 million for the same period ended June 30, 2025. The change is driven by (i) a one-time $0.3 million financing charge related to our standby equity purchase agreement, and (ii) increased interest income as a result of our increased cash during the six months ended June 30, 2026 compared to the same period ending June 30, 2025.

Income Tax Provision (Benefit)

We recorded a provision for income taxes of $3 thousand and $3 thousand for the six months ended June 30, 2026 and June 30, 2025. respectively.

Net Loss

During the six months ended June 30, 2026, we had a net loss of approximately $7.3 million compared to a net loss of approximately $5.8 million for the six months ended June 30, 2025. The reason for the increase in net loss of approximately $1.4 million has been disclosed in the above discussion.

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

Since the date of effectiveness and through June 30, 2026, we have raised approximately $44.1 million under the 2023 Shelf and have approximately $55.9 million remaining for future offerings. However, actual availability for primary offerings is limited by the “baby shelf” restrictions applicable to our use of Form S‑3.

At-The-Market Offering

On August 20, 2024, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Wainwright as sales agent, to sell shares of common stock, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. As of June 30, 2026, we are currently restricted from raising capital on the ATM Agreement due to the baby shelf limitations, which is a component of the 2023 Shelf.

Standby Equity Purchase Agreement

On April 25, 2025, we entered into a standby equity purchase agreement (“SEPA”) with Lincoln Park Capital, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the commencement date, May 14, 2025. As of June 30, 2026, approximately $13.8 million in aggregate capacity remained available under the SEPA.

To finance our operations, we will need to raise additional capital. As described below, we cannot expect to receive any cash proceeds from the exercise of warrants in the near term, because the exercise of warrants is not in our control. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. We do not currently have any committed external source of funds. We have concluded that these circumstances raise doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q. See Note 1 to our unaudited condensed consolidated financial statements for the period ended June 30, 2026.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2026:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Insurance Financing	$134	$134	$—	$—	$—
Total contractual obligations	$134	$134	$—	$—	$—

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Six Months Ended
	June 30,
($ in thousands)	2026	2025
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(5,755)	$(5,661)
Investing activities	—	—
Financing activities	734	10,144
Net increase (decrease) in cash	$(5,021)	$4,483

Net cash used in operating activities for the six months ended June 30, 2026 was $5.8 million compared to $5.7 million for the six months ended June 30, 2025. This is primarily due to the timing of certain payments to vendors as well as increased expenses as discussed in the above "Results of Operations".

Net cash provided by financing activities for the six months ended June 30, 2026 was $0.7 million, primarily related to (i) $1.1 million received from the issuance of new shares of common stock, net of offering costs, which was partially offset by (ii) approximately $0.4 million paid to reduce  outstanding notes payable. Net cash provided by financing activities for the six months ended June 30, 2025 was $10.1 million, was primarily related to (i) $5.2 million received from the issuance of new shares of common stock, and (ii) $5.6 million in proceeds from issuance of pre-funded warrants. This was offset by approximately $0.6 million paid to reduce outstanding notes payable.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer; carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Derivative Action alleges, among other things, that the Company's Chief Executive Officer, former Chief Financial Officer, and certain of the Company's current and former directors violated Section 14(a) of the Exchange Act, breached fiduciary duties and were unjustly enriched by making or allowing to be made purportedly false and misleading statements regarding the Company's prospects for success in obtaining FDA approval for its SCD. The Derivative Action further alleges that there were purported deficiencies in the Company's internal financial controls and procedures and improper accounting for classification of certain financial instruments leading to the restatement of its previously issued financial statements. The Derivative Action also asserts claims under Section 10(b) and 21D of the Exchange Act against the Company's Chief Executive Officer and former Chief Financial Officer. Among other remedies, the Derivative Action seeks to recover damages and restitution on behalf of the Company and certain injunctive relief concerning the Company's corporate governance and internal controls. On May 12, 2026, the parties filed a stipulation pursuant to which the plaintiff agreed, in light of the dismissal of the Class Action, to dismiss the Derivative Action without prejudice. Also on May 12, 2026, the Court ordered that the case is dismissed without prejudice.

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

Developing medical device products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our clinical programs. While the Company has positive working capital of $3.9 million as of June 30, 2026, we currently do not have sufficient capital to support our operations and complete our planned regulatory approval process. We will need to secure additional capital to continue our operations, and such funding may not be available on acceptable terms, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2026, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated SeaStar Medical Holding Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: August 12, 2026	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026		/s/ Michael Messinger
Michael Messinger
Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2026	By:	/s/ Bradford Towne
Bradford Towne
Controller (Principal Accounting Officer)