Form 10-Q
period 2026-09-30
SeaStar Medical Holding Corp
filed 2026-11-12
CIK 1831868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number 001-39927

SEASTAR MEDICAL HOLDING CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	85-3681132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3513 Brighton Blvd., Suite 410 Denver, CO	80216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 427-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ICU	The Nasdaq Stock Market LLC
Warrants, 250 whole warrants exercisable for one share of Common Stock for $2,875 per share	ICUCW	The Nasdaq Stock Market LLC

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

As of November 1, 2026, the registrant had 5,315,967 shares of common stock, $0.0001 par value per share, outstanding.

SeaStar Medical Holding Corporation

September 30, 2026

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (“Form 10-Q” or “this report”) contains statements that are forward-looking and as such are not historical facts. These statements are based on the beliefs and assumptions of management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2025, and in the reports we file with the United States Securities and Exchange Commission (“SEC”). These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per-share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$3,989	$11,980
Accounts receivable, net of allowance for credit losses of $2 and $3, respectively	178	237
Inventory	45	66
Prepaid expenses	755	1,297
Total current assets	4,967	13,580
Other assets	343	578
Total assets	$5,310	$14,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,467	$948
Accrued expenses	3,373	2,268
Notes payable, net of deferred financing costs	—	525
Liability classified warrants	1	1
Total current liabilities	4,841	3,742
Total liabilities	4,841	3,742
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock - $0.0001 par value per share, 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock - $0.0001 par value per share; 425,000,000 and 450,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 4,461,965 and 3,844,613 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	163,959	162,126
Accumulated deficit	(163,494)	(151,714)
Total stockholders’ equity	469	10,416
Total liabilities and stockholders’ equity	$5,310	$14,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except for share and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenue	$635	$183	$1,745	$814
Cost of goods sold	48	14	148	41
Gross profit	587	169	1,597	773
Operating expenses
Research and development	3,574	1,850	8,438	5,318
General and administrative	1,594	1,898	5,134	4,614
Total operating expenses	5,168	3,748	13,572	9,932
Loss from operations	(4,581)	(3,579)	(11,975)	(9,159)
Other income (expense)
Interest income	54	107	214	200
Interest expense	(2)	—	(16)	(18)
Other financing costs	—	—	—	(298)
Change in fair value of liability classified warrants	—	—	—	32
Total other income/(expense), net	52	107	198	(84)
Loss before provision for income taxes	(4,529)	(3,472)	(11,777)	(9,243)
Provision for income taxes	—	—	3	3
Net loss	$(4,529)	$(3,472)	$(11,780)	$(9,246)
Net loss per share of common stock, basic and diluted	$(1.03)	$(1.30)	$(2.85)	$(5.96)
Weighted-average common shares outstanding, basic and diluted	4,390,541	2,669,340	4,132,784	1,551,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

(unaudited)

(in thousands, except for share and per-share amounts)

	For the Nine Months Ended September 30, 2026 and 2025
	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2024	597,725	$2	$137,379	$(139,564)	$(2,183)
Issuance of shares - exercise of warrants	207,042	—	2	—	2
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	120,214	—	6,351	—	6,351
Issuance of shares - vesting of restricted stock units	798	—	—	—	—
Stock-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,772)	(3,772)
Balance, March 31, 2025	925,779	$2	$143,899	$(143,336)	$565
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	784,378	—	4,383	—	4,383
Issuance of shares - standby equity purchase agreement commitment fee	23,641	—	298	—	298
Issuance of shares - vesting of restricted stock units	533	—	—	—	—
Stock-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,002)	(2,002)
Balance, June 30, 2025	1,734,331	$2	$148,677	$(145,338)	$3,341
Issuance of shares - equity offering (including pre-funded warrants), net of issuance costs	1,389,701	1	9,488	—	9,489
Issuance of shares - standby equity purchase agreement commitment fee	279,231	—	1,816	—	1,816
Issuance of shares - vesting of restricted stock units	6,384	—	—	—	—
Stock-based compensation	—	—	290	—	290
Net loss	—	—	—	(3,472)	(3,472)
Balance, September 30, 2025	3,409,647	$3	$160,271	$(148,810)	$11,464

Balance, December 31, 2025	3,844,613	$4	$162,126	$(151,714)	$10,416
Issuance of shares - equity offering, net of issuance costs	149,064	—	329	—	329
Issuance of shares - vesting of restricted stock units	42	—	—	—	—
Stock-based compensation	—	—	91	—	91
Net loss	—	—	—	(3,521)	(3,521)
Balance, March 31, 2026	3,993,719	$4	$162,546	$(155,235)	$7,315
Issuance of shares - equity offering, net of issuance costs	262,716	—	810	—	810
Issuance of shares - vesting of restricted stock units	3,407	—	—	—	—
Stock-based compensation	—	—	(99)	—	(99)
Net loss	—	—	—	(3,730)	(3,730)
Balance, June 30, 2026	4,259,842	$4	$163,257	$(158,965)	$4,296
Issuance of shares - equity offering, net of issuance costs	184,156	—	539	—	539
Issuance of shares - vesting of restricted stock units	17,967	—	—	—	—
Stock-based compensation	—	—	163	—	163
Net loss	—	—		(4,529)	(4,529)
Balance, September 30, 2026	4,461,965	$4	$163,959	$(163,494)	$469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities
Net loss	$(11,780)	$(9,246)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	16	18
Change in fair value of liability classified warrants	—	(32)
Shares issued for the standby equity purchase agreement commitment fee	—	298
Stock-based compensation	155	554
Change in operating assets and liabilities
Accounts receivable	59	(109)
Inventory	21	(83)
Prepaid expenses	542	1,028
Other assets	235	236
Accounts payable	519	(1,028)
Accrued expenses	1,105	(1,141)
Net cash used in operating activities	(9,128)	(9,505)

Cash flows from financing activities
Proceeds from issuance of shares, net of offering costs	1,678	14,337
Proceeds from exercise of warrants	—	1,818
Proceeds from issuance of pre-funded warrants	—	5,886
Payment of notes payable	(541)	(592)
Net cash provided by financing activities	1,137	21,449

Net increase (decrease) in cash	(7,991)	11,944
Cash, beginning of period	11,980	1,819
Cash at end of period	$3,989	$13,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

Note 1. Description of Business

Organization and Description of Business

SeaStar Medical Holding Corporation, a Delaware corporation (“SeaStar”) and its wholly owned subsidiary, SeaStar Medical, Inc., are collectively referred to as the “Company”. SeaStar Medical, Inc. was incorporated as a Delaware corporation in June 2007, and it is headquartered in Denver, Colorado. The Company is principally engaged in the research, development, and commercialization of a platform medical device technology designed to modulate inflammation in various patient populations. The Company received U.S. Food and Drug Administration ("FDA") approval for QUELIMMUNE, its commercial pediatric Selective Cytopheretic Device ("SCD") therapy on February 21, 2024, under a Humanitarian Device Exemption. It is the only FDA approved product for use in pediatric patients with acute kidney injury (“AKI”) due to sepsis or a septic condition requiring kidney replacement therapy. In addition, the Company is currently conducting a pivotal clinical trial to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy.

The initial target indications for this technology have been for the treatment of patients with AKI, but through additional Breakthrough Device Designations (“BDD”) from the FDA, the Company has expanded development of the SCD therapy into treatments for patients with cardiorenal syndrome awaiting left ventricular assist device implantation, patients with hepatorenal syndrome, patients with end stage renal disease and adult and pediatric patients undergoing cardiac surgery. The BDDs enable the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with the FDA.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The results from operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future annual or interim period.

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

On January 5, 2026, the Company effected a 1-for-10 reverse-stock split (the “2026 Reverse Stock Split,” together with the 2024 Reverse Stock Split, the “Reverse Stock Splits”) of its issued and outstanding shares of common stock, par value $0.0001. Following the effect of the 2026 Reverse Stock Split, each 10 shares of the Company’s common stock that were issued and outstanding automatically converted into one outstanding share of common stock.

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

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

Segment Information

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how the Company's Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric SCDs. The Company had a total of 17 and 18 employees as of   September 30, 2026 and December 31, 2025, respectively, and total assets of $5.3 million and $14.2 million, as of September 30, 2026 and December 31, 2025, respectively.

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

All of the Company’s sales are located within the United States. As of the date of this report, the Company has obtained regulatory approval for commercial sales of QUELIMMUNE in the United States from the FDA. The Company does not have any inter-entity sales or transfers.

Liquidity and Going Concern

The Company incurred losses of $11.8 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company has an accumulated deficit of $163.5 million and cash of $4.0 million. The Company does not believe that its cash on hand will be sufficient to enable it to fund its operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The Company believes that these conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s need for additional capital will depend in part on the scope and costs of its development activities. To date, the Company has generated approximately $3.1 million of revenue from the sales of QUELIMMUNE to fund its operations. Its ability to generate meaningful product revenue will depend on the progress of the commercial launch of QUELIMMUNE and successful development and eventual commercialization of the adult SCD. Until such time, if ever, the Company expects to finance its operations through the sale of equity or debt securities, borrowing under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to the Company when needed or on acceptable terms.

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

September 30, 2026

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the three and nine months ended September 30, 2026. Significant estimates include (i) accrued unbilled clinical trial costs, and (ii) stock-based compensation expense. Although actual results could differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Accounts Receivable, net

The Company recognizes accounts receivable from sales to customers at the time revenue is recognized and a customer invoice is created. The need for a credit loss allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in a credit loss. The Company initially estimates credit losses based on a portfolio-wide method using an aging schedule at the end of each reporting period. As of September 30, 2026 and December 31, 2025, the Company had a current expected credit loss reserve of $2 thousand and $3 thousand, respectively.

Fair Value of Financial Instruments

The following provides a summary of those assets or liabilities for which the Company is required to measure at fair value on a recurring basis, the valuation techniques and summary of inputs used to arrive at the measure of fair value. Changes in fair value of these assets or liabilities are recognized as a component of net loss in the unaudited condensed consolidated statements of operations. Changes in fair value of these assets or liabilities are considered unrealized gains or losses and therefore are classified as non-cash adjustments to reconcile net loss to operating cash flows. Significant increases (decreases) in unobservable inputs used in fair value measurements could, in isolation, potentially result in a significantly lower or higher valuation for those assets or liabilities requiring recurring fair value measurements at each reporting date.

Liability Classified Warrants. The Company has entered into or assumed various financial instruments, in the form of warrant agreements, that require classification as liabilities. This classification requires that the Company remeasure the fair value of the liability classified warrants at the end of each quarterly and annual reporting period.

The Company uses a Black-Scholes option pricing model to fair value the warrants, using standard option pricing inputs such as the strike price of each warrant tranche, estimated volatility, time to maturity, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of issuance and at each remeasurement date, and the time to maturity is based on the contractual life at the date of issuance, which is five years. The change in fair value of the liability classified warrants each reporting period is recorded to the change in fair value of warrants liability in the unaudited condensed consolidated statements of operations.

Operating Current Assets and Current Liabilities. The estimated fair value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments.

Classification of Derivative Gains and Losses on the Unaudited Condensed Consolidated Statement of Cash Flows. Changes in fair value related to the Company’s derivative financial instruments consisting of liability classified warrants are recognized as a component of other income/(expense).

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

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

The Company currently does not receive customer deposits or prepayments prior to the Company fulfilling its performance obligation(s) under each contract.

Product Sales Revenue

The Company sells its products directly to end-user qualified customers using the Company’s own internal commercial/sales resources.

●

Timing of Revenue Recognition – Since commencing sales of QUELIMMUNE in July 2024, revenue has been recognized based on a freight-on-board destination requirement, except in limited cases where they are sold freight-on-board shipping point.

●	Chargebacks, Government Rebates and Discounts – Since the Company began selling QUELIMMUNE commercially, the Company has not agreed to chargebacks, government rebates or discounts.

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

September 30, 2026

The Company will continue to monitor all of the above as the Company continues to commercialize and increase its customer base, which could result in each distributor or end-user customer agreement having its own unique terms and conditions, that will potentially impact the timing and amount of revenue recognition pursuant to U.S. GAAP.

Cost of Goods Sold

Prior to July 2024, the Company manufactured/assembled QUELIMMUNE and adult SCDs only for research oriented and/or clinical trial related activities. Inventory purchased prior to July 2024 was expensed at the time of purchase as a research and development expense. Accordingly, all QUELIMMUNE units sold prior to the three months ended June 30, 2025, had no recognized inventory value. During the three and nine months ended September 30, 2026, the Company recognized approximately $48 thousand and $14 thousand, for cost of goods sold for the three months ended September 30, 2026 and 2025, respectively, and the Company recognized $148 thousand and $41 thousand for the nine months ended September 30, 2026 and 2025, respectively.

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

Funded Research and Development Expense

During the year ended December 31, 2025, the Company entered into an agreement to provide contract research services to an outside party, which involves a study of the Company's selective cytopheretic device relating to patients with severe, chronic heart failure. The Company is able to bill the outside party for a certain portion of the costs incurred to provide these services. The Company will own, and is able to benefit from the knowledge gained from the results of this study. Accordingly, the Company will account for any funds paid by the outside party to the Company as a reimbursed expense, in accordance with ASC 730-20 as a funded research and development arrangement. Accordingly, any amounts incurred and billed will offset the Company's operating expenses categorized as research and development expense on the Company’s unaudited condensed consolidated statements of operations. The reimbursed expenses for the three months ended September 30, 2026 and 2025, totaled approximately $52 thousand and $53 thousand, respectively, and for the nine months ended September 30, 2026 and 2025, totaled approximately $0.1 million and $0.3 million, respectively.

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

Recently Issued Accounting Standards

Accounting Standards Update 2024-03 ("ASU 2024-03") – In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

Note 3. Revenues and Contract Obligations

The Company recognized $0.6 million and $0.2 million in revenues for the three months ended September 30, 2026 and 2025, respectively, and $1.7 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s sales are entirely in the United States, as it does not have any regulatory approval to sell elsewhere as of September 30, 2026.

Contract Assets and Liabilities

There are and were no contract assets or liabilities as of and at any time during the three and nine months ended September 30, 2026 and 2025. This is because the Company's current contracts with customers do not contain features, terms or conditions that would give rise to such contract assets or liabilities.

Note 4. Accounts Receivable, net

The table below presents the opening and closing balances of accounts receivable, on a gross and net basis, with the total change in expected credit losses.

($ in thousands)	Accounts Receivable, Gross	Expected Credit Losses	Accounts Receivable, Net
December 31, 2025	$240	$(3)	$237
Changes in accounts receivable	(60)	1	(59)
September 30, 2026	$180	$(2)	$178

Note 5. Accrued Expenses

Accrued expenses consisted of the following amounts as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Accrued research and development	$2,074	$1,525
Accrued bonus	999	150
Accrued director compensation	105	70
Other	195	523
Total accrued expenses	$3,373	$2,268

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

Note 6. Notes Payable

Insurance Financing

In October 2025, the Company entered into a financing arrangement with a lender to finance a portion of the annual premium of an insurance policy in the amount of $0.7 million, to be paid over ten months, with the final payment in August 2026. As of September 30, 2026, the Company had fully paid off the entire balance and no remaining obligation existed.

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

As part of the SEPA, the Company agreed to issue to Lincoln Park 23,641 shares of the Company’s common stock, valued at approximately $0.3 million on the date of issuance, April 25, 2025.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company analyzed the terms of the freestanding put right and concluded that it has an immaterial value at the issuance date of April 25, 2025, and as of September 30, 2026 and  December 31, 2025.

From inception through September 30, 2026, the Company raised approximately $1.8 million, net of offering costs of approximately $0.1 million, issuing approximately 0.6 million shares of the Company's common stock. During the three and nine months ended September 30, 2026, the Company raised $0.6 million and $1.7 million, net of offering costs of approximately $32 thousand and $95 thousand, respectively, issuing 0.2 million shares and 0.6 million shares, respectively of the Company's common stock.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

At-The-Market Offering

On August 20, 2024, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC ("Wainwright") as sales agent, to sell shares of its common stock, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Company’s common stock made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock (the “ATM”).

Through September 30, 2026, the Company has raised approximately $10.4 million, net of offering costs of approximately $0.4 million, utilizing the ATM since inception in August 2024, issuing approximately 1,081,207 shares of the Company’s common stock. During the nine months ended September 30, 2026, the Company raised approximately $0.1 million, net of offering costs of approximately $2 thousand, issuing approximately 18,880 shares of the Company's common stock.

Note 8. Warrants

The Company issued warrants in connection with various financing transactions. The Company had the following warrants outstanding at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Liability Classified Warrants
Private Placement Warrants	22,952	22,952
PIPE Investor Warrants	2,000	2,000
Subtotal	24,952	24,952

Equity Classified Warrants
August 2025 Warrants	530,779	530,779
July 2025 Warrants	560,944	560,944
June 2025 Warrants	994,616	994,616
February 2025 Warrants	377,648	377,648
July 2024 Warrants	101,422	101,422
January 2024 Warrants	67,213	67,213
Public Stockholders’ Warrants	42,200	42,200
Legacy Warrants	150	150
Subtotal	2,674,972	2,674,972
Grand Total	2,699,924	2,699,924

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

The following tables provide the weighted-average strike price and time to maturity for each warrant share equivalent outstanding for each warrant tranche as of September 30, 2026 and December 31, 2025:

September 30, 2026	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	22,952	$2,875.00	1.08
PIPE Investor Warrants	2,000	$2,875.00	1.08

Equity Classified Warrants
August 2025 Warrants	530,779	$7.85	3.86
July 2025 Warrants	560,944	$6.59	3.86
June 2025 Warrants	994,616	$6.57	2.40
February 2025 Warrants	377,648	$17.34	3.49
July 2024 Warrants	101,422	$107.23	2.78
January 2024 Warrants	67,213	$238.16	2.69
Public Stockholders’ Warrants	42,200	$2,875.00	1.08
Legacy SeaStar Inc. Warrants	150	$2,500.00	0.42

December 31, 2025	Warrant Share Equivalents	Weighted-Average Strike Price	Weighted-Average Time to Maturity
Liability Classified Warrants
Private Placement Warrants	22,952	$2,875.00	1.82
PIPE Investor Warrants	2,000	$2,875.00	1.82

Equity Classified Warrants
August 2025 Warrants	530,779	$7.85	4.61
July 2025 Warrants	560,944	$6.59	4.61
June 2025 Warrants	994,616	$6.57	3.15
February 2025 Warrants	377,648	$17.34	4.24
July 2024 Warrants	101,422	$107.23	3.53
January 2024 Warrants	67,213	$238.16	3.44
Public Stockholders’ Warrants	42,200	$2,875.00	1.82
Legacy SeaStar Inc. Warrants	150	$2,500.00	1.17

There were no new warrants issued, or existing warrants exercised or expired, during the three and nine months ended September 30, 2026.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

Note 9. Stock-Based Compensation Awards

The following table sets forth the total stock-based compensation cost included in the Company’s unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Research and development	$63	$23	$138	$69
General and administrative	100	267	17	485
Total stock-based compensation	$163	$290	$155	$554

Equity Incentive Plan - Summary

2022 Omnibus Incentive Plan

The Company’s Board of Directors adopted, and the stockholders approved, the 2022 Omnibus Incentive Plan to provide long-term incentive for its employees and non-employee service providers. The vesting of stock options is stated in each individual grant agreement, which is generally one to four years. Options granted expire 10 years after the date of grant. As of September 30, 2026, there were approximately 676 thousand shares of common stock reserved for issuance under the 2022 Omnibus Incentive Plan.

2019 Stock Incentive Plan

The Company’s Board of Directors adopted the 2019 Stock Incentive Plan on February 25, 2019, to provide long-term incentive for its employees and non-employee service providers. The 2019 Stock Incentive Plan was terminated on October 28, 2022, and no further awards were granted under such plan.

Stock Options

Option activity for the nine months ended September 30, 2026, is as follows:

2022 Omnibus Incentive Plan - Stock Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	1,123	$460.00	$—	7.2
Exercised	—
Granted	—
Forfeited / cancelled	(48)	$460.00
Outstanding at September 30, 2026	1,075	$460.00	$—	6.7
Vested and exercisable at September 30, 2026	1,075	$460.00	$—	6.7

2019 Stock Incentive Plan - Options

	Options	Weighted-Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	689	$533.00	$—	4.4
Exercised	—
Granted	—
Forfeited / cancelled	—
Outstanding at September 30, 2026	689	$533.00	$—	3.9
Vested and exercisable at September 30, 2026	689	$533.00	$—	3.9

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

Restricted Stock Units

There are no outstanding restricted stock units ("RSUs") under the 2019 Stock Incentive Plan. A summary of the Company’s RSU activity is as follows:

2022 Omnibus Incentive Plan - RSUs

	Number of RSU	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	25,870	$30.50
Granted	186,576
Vested	(21,416)
Forfeited / cancelled	(6,842)
Outstanding at September 30, 2026	184,188	$4.75

Note 10. Commitments and Contingencies

Lease Agreements

The Company is part of a membership agreement for shared office space for two suites at the same location. The first suite is on a month-to-month basis and the Company can cancel any time, while the second suite has an annual renewal option. Rent expense was approximately $19 thousand and $23 thousand for the three months ended September 30, 2026 and 2025, respectively, and approximately $60 thousand and $60 thousand for the nine months ended September 30, 2026 and 2025, respectively.

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

September 30, 2026

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

The fair value of the liability classified warrants is classified as Level 3 in the fair value hierarchy.

Fair Value Measurement Hierarchy

The following tables present the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy. There were no non-recurring fair value measurements, as the Company does not have any long-lived assets, including fixed assets, intangible assets, or goodwill which can require non-recurring measurements for impairment.

Recurring Fair Value Measurements

	Fair Value Measurements at September 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
Total	$—	$—	$1	$1

	Fair Value Measurements at December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Liability classified warrants	$—	$—	$1	$1
Total	$—	$—	$1	$1

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

The following table presents the changes in the fair value of the liability classified warrants for the nine months ended September 30, 2026 (in thousands):

Level 3 Roll Forward	Liability Classified Warrants
Balance December 31, 2025	$1
Additions	—
Cash paid to settle	—
Shares issued upon conversion or exercise	—
Changes in fair value	—
Balance September 30, 2026	$1

Level 3 Inputs

For assets or liabilities for which the Company is required to remeasure the fair value on a recurring basis at each reporting date, generally the Company is required to disclose certain quantitative data related to the inputs used at the most recent reporting period date.

Liability Classified Warrants

The liability classified warrants as of September 30, 2026 and December 31, 2025, include two classes of warrants with the exact same terms, and therefore, the range of assumptions are the same, and disclosed below. Significant assumptions used in valuing warrants which require liability classification were as follows as of September 30, 2026 and December 31, 2025.

	September 30,	December 31,
	2026	2025
Expected volatility	130.00%	130.00%
Equivalent term	1.08	1.83
Risk-free rate	4.71%	3.48%
Dividend yield	0.00%	0.00%
Stock price	$3.94	$2.40
Strike price	$2,875.00	$2,875.00

Note 12. Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Except as noted below, due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company has recognized an insignificant provision for certain minimum state taxes of approximately $3 thousand for the nine months ended September 30, 2026.

The Company believes its tax filing position and deductions related to tax periods subject to examination will be sustained under audit and, therefore, has no reserve for uncertain tax positions.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

Note 13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(4,529)	$(3,472)	$(11,780)	$(9,246)
Weighted-average common shares outstanding - basic and diluted	4,390,541	2,669,340	4,132,784	1,551,212
Basic and diluted net loss per common share	$(1.03)	$(1.30)	$(2.85)	$(5.96)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2026	2025
Liability classified warrants	24,952	24,952
Equity classified warrants	2,674,972	1,862,526
Employee based options to purchase common stock	1,764	2,178
Unvested employee based restricted stock units	184,188	21,228
Total	2,885,876	1,910,884

Note 14. Segment Reporting

The Company is comprised of a single reportable segment, its Device Segment. This organizational structure aligns with how the Company's CODM, the Chief Executive Officer, manages the Company’s business, including resource allocation and performance assessment. The Company is focused entirely on the development, regulatory approval and commercialization of the Company’s adult and pediatric SCDs. The Company had total assets of $5.3 million and $14.2 million, as of September 30, 2026 and December 31, 2025, respectively.

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

All of the Company’s sales are located within the United States. As of the date of this report, the Company has obtained regulatory approval for commercial sales of QUELIMMUNE in the United States from the FDA. The Company does not have any inter-entity sales or transfers.

SeaStar Medical Holding Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

The following table represents the Company’s sole segment’s operating results for the three and nine months ended September 30, 2026 and 2025, respectively(*).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenue	$635	$183	$1,745	$814
Cost of goods sold	48	14	148	41
Gross profit	587	169	1,597	773
Operating expenses
Research and development	3,574	1,850	8,438	5,318
General and administrative	1,594	1,898	5,134	4,614
Total operating expenses	5,168	3,748	13,572	9,932
Loss from operations	$(4,581)	$(3,579)	$(11,975)	$(9,159)

(*) The above table excludes other segment items consisting of interest expense, interest income, and gains and losses from changes in the fair value of liability classified financial instruments.

Note 15. Subsequent Events

Warrant Exercises and Issuance of New Warrants

On October 2, 2026, the Company entered into letter agreements with holders (the “Holders”) of certain of its issued and outstanding common stock purchase warrants (the “Prior Warrants”) to purchase an aggregate of 854,002 shares of common stock, pursuant to which the Holders exercised their Prior Warrants for cash at a reduced exercise price equal to $3.866 per share. The shares of common stock issued upon exercise of the Prior Warrants are registered pursuant to effective registration statements on Form S-1 (Nos. 333-288065 and 333-289447). The gross proceeds to the Company from the exercise of the Prior Warrants were approximately $3.3 million prior to deducting placement agent fees and offering expenses.

In addition, the Holders received new unregistered Series A common stock purchase warrants  (the “Series A Warrants”) exercisable for up to an aggregate of 854,002 shares of common stock (the “Series A Warrant Shares”) and new unregistered Series B common stock purchase warrants (the “Series B Warrants” and, together with the Series A Warrants, the “New Warrants”) exercisable for up to an aggregate of 854,002 shares of common stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “New Warrant Shares”). The New Warrants are immediately exercisable and have an exercise price of $3.616 per share. The Series A Warrants have a term of exercise equal to five years from the Effective Date (as defined below) and the Series B Warrants have a term of exercise equal to 18 months from Effective Date.

Wainwright acted as the exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of September 24, 2026. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offering, $75,000 of non-accountable expenses and $15,950 for its clearing fee. The Company has also issued to Wainwright or its designees warrants to purchase up to an aggregate of 59,780 shares of common stock (the “PA Warrants” and the shares of common stock issuable upon exercise of the PA Warrants, the “PA Warrant Shares”). The PA Warrants are immediately exercisable, have a term of five years from the Effective Date, and have an exercise price of $4.8325 per share.

The New Warrants, PA Warrants, New Warrant Shares and PA Warrant Shares were sold and issued without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act. On October 30, 2026, the Company filed a resale registration statement registering the New Warrant Shares and PA Warrant Shares, which became effective on November 10, 2026.

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

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Information Regarding Forward Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, risks and uncertainties, including those set forth under “Risk Factors” included elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “SeaStar Medical”, “we”, “us”, “our,” and “the Company” are intended to mean the business and operations of SeaStar Medical Holding Corporation and its consolidated subsidiaries.

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

We received U.S. Food and Drug Administration (“FDA”) approval on February 21, 2024, under a Humanitarian Device Exemption (“HDE”) for our pediatric SCD therapy. It is the only FDA approved product for use in pediatric patients with acute kidney injury (“AKI”) due to sepsis or a septic condition requiring kidney replacement therapy. We shipped our first commercial pediatric SCD (“QUELIMMUNE”) in July 2024. In addition, we are currently conducting a pivotal clinical trial, also referred to as "NEUTRALIZE-AKI" to assess the safety and efficacy of the SCD therapy in critically ill adult patients with AKI requiring continuous renal replacement therapy (“CRRT”). We are also conducting a feasibility study of the SCD therapy in adult patients with Cardiorenal Syndrome ("CRS") awaiting left ventricular assist device ("LVAD") implantation.

Our SCD therapy has been awarded seven Breakthrough Device Designations (“BDD”) by the FDA. These BDDs cover multiple therapeutic indications for the use of our SCD therapy in adult patients with AKI, CRS awaiting LVAD implantation, hepatorenal syndrome, end stage renal disease (“ESRD”), systemic inflammatory response while undergoing cardiac surgery, and sepsis. The BDD enables the potential for a speedier pathway to approval and the ability to have more frequent and flexible meetings with FDA.

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

Clinical and preclinical studies conducted over the last 15 years have demonstrated that our SCD therapy can modulate the degree of activity of proinflammatory cells to help reduce tissue damage and speed the repair and recovery of organ function. Data from our clinical trials demonstrated that the use of our SCD therapy to reverse the cytokine storm in more than 150 pediatric and adult patients with acute kidney injury on CRRT reduced mortality rates by 50%, and of those patients who survived 60 days, none have required dialysis. We believe our SCD therapy has the potential to transform the treatment of acute organ failure in the intensive care unit (“ICU”) and to improve organ function in patients with chronic kidney disease, certain cardiovascular diseases, and other serious inflammatory diseases.

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

We commenced our first product shipment of QUELIMMUNE in July 2024 and continue to target top-tier pediatric medical facilities for adoption of the QUELIMMUNE therapy. As a condition of the approval, the FDA stipulated that we would need to institute a post approval patient surveillance registry to track certain safety and performance metrics (the "SAVE Surveillance Registry"). This typically requires an Institutional Review Board review and approval to use QUELIMMUNE therapy at the medical facility, which can lengthen the QUELIMMUNE adoption process.

A benefit of the SAVE Surveillance Registry is the opportunity to collect real-world data from the commercial use of QUELIMMUNE therapy. Results from the first 50 critically ill pediatric patients with life-threatening AKI and sepsis or a septic condition in the commercial setting showed no device related safety events with the QUELIMMUNE therapy with 67% of patients surviving through 60 days and 65% surviving through 90 days. Both of these timepoints resulted in a statistically significant improvement in survival as compared to clinically aligned patient cohorts from the Kids’ Inpatient Database (KID). KID is the largest publicly available, all-payer pediatric inpatient care database in the United States representing broad clinical complexity. Importantly, on November 3, 2026, we announced that the FDA determined that the SAVE Surveillance Registry has fulfilled the post-approval study requirements as outlined in the original HDE approval of QUELIMMUNE. We will continue to voluntarily enroll patients in the SAVE Surveillance Registry at medical centers that choose to take part to continue to build on the real-world evidence for the use of QUELIMMUNE.

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

●	On October 18, 2023, we received BDD designation for our SCD for use with patients in the hospital ICU with AKI and acute chronic liver failure.

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

●	On September 29, 2026, the FDA awarded a BDD for our SCD therapy for the treatment of hyperinflammation in adult patients with sepsis or a septic condition.

We believe that our SCD therapy is readily applicable for use in other indications as well, which will increase the addressable market for our SCD therapy, but will also require additional clinical studies and FDA approval.

We have pursued patent protection for our SCD therapy as well as other technologies. As of the date of this report, our patent portfolio consists of 46 patents and 1 pending patent application in the U.S. and certain foreign jurisdictions. Of these patents and patent applications, 21 patents and 1 patent application are owned exclusively by us, and 25 patents are co-owned with the University of Michigan (“UOM”). The UOM has granted us an exclusive worldwide, royalty-bearing license to the UOM’s interest in all of the co-owned patents and applications. This license permits us to commercialize our SCD therapy in all human therapeutic indications.

We have incurred net losses in each year since our inception in 2007. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $163.5 million and $151.7 million, respectively. Our net losses were $11.8 million and $9.2 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

As of September 30, 2026 and December 31, 2025, we had cash of $4.0 million and $12.0 million, respectively.

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

The recurring losses, declining working capital, the need for capital to fund our operations, including clinical trial and regulatory approval expenses, and the amount of cash reserve are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the unaudited condensed consolidated financial statements are made available. See Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, included elsewhere in this Form 10-Q for additional information on our assessment.

Our need for additional capital will depend in part on the scope and costs of our development activities. To date, we have generated revenue of approximately $3.1 million from the sale of commercialized pediatric SCD products. Our ability to continue to generate product revenue in the future will depend on the successful roll-out of our QUELIMMUNE pediatric SCD to hospitals and the development and eventual successful commercialization of our adult SCD. Until such time we are able to generate significant revenue from product sales, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs and any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information.

Key Components of Results of Operations

Revenue

Our QUELIMMUNE therapy received HDE approval from the FDA in February 2024. Since that time, we have begun to build out our commercial operations, develop our customer base and initiate commercial sales of QUELIMMUNE. We shipped our first commercial QUELIMMUNE units in July 2024. We recognized $0.6 million and $1.7 million in revenue for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively. Since our first sale in July 2024, through September 30, 2026, we have recognized approximately $3.1 million of revenue from the sale of QUELIMMUNE. We will continue to focus our efforts on generating revenue in the future based on product sales of QUELIMMUNE, as well as potential future payments from license or collaboration agreements and government and other grants.

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

Loss from Operations and Operating Margin

Loss from operations consists of our gross profit less our operating expenses. Operating margin is loss from operations as a percentage of our net sales.

Other Income (Expense), Net

Total other income, net primarily consists of interest income due to overnight sweep activity with our main commercial financial institution and interest expense relating to interest incurred on our note for the three and nine months ended September 30, 2026.

Net Loss

Net loss consists of our loss from operations, offset by other income, net and taxes.

Factors Affecting Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed elsewhere in this Form 10-Q, including those discussed in Part II, Item 1A, “Risk Factors,” and in Part I, Item 1A "Risk Factors" to our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	Three Months Ended
	September 30,		Change
($ in thousands)	2026	2025	$	%
Net revenue	$635	$183	$452	247%
Cost of goods sold	48	14	34	243%
Gross profit	587	169	418	247%
Operating expenses
Research and development	3,574	1,850	1,724	93%
General and administrative	1,594	1,898	(304)	(16)%
Total operating expenses	5,168	3,748	1,420	38%
Loss from operations	(4,581)	(3,579)	(1,002)	28%
Total other income (expense)	52	107	(55)	(51)%
Loss before income tax provision	(4,529)	(3,472)	(1,057)	30%
Income tax provision (benefit)	—	—	—	*
Net loss	$(4,529)	$(3,472)	$(1,057)	30%

(*) – there was no activity for the three months ended September 30, 2026 and September 30, 2025.

Revenue, Cost of Goods Sold and Gross Profit

Net revenue increased approximately $452 thousand to $635 thousand for the three months ended September 30, 2026, compared to $183 thousand for the three months ended September 30, 2025. The increase is attributable to both increased customer adoption of QUELIMMUNE and an increase in existing customer demand during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Cost of goods sold increased $34 thousand, commensurate with the increased sales of QUELIMMUNE.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

	Three Months Ended
	September 30,		Change
($ in thousands)	2026	2025	$	%
Clinical trials	$1,566	$1,020	$546	54%
External services	658	81	577	712%
Payroll and personnel expenses	1,255	705	550	78%
Other research and development expenses	95	44	51	116%
	$3,574	$1,850	$1,724	93%

Research and development expenses for the three months ended September 30, 2026 and 2025 were $3.6 million and $1.9 million, respectively. The increase in research and development expenses of approximately $1.7 million was primarily driven by (i) $0.6 million increase in payroll costs primarily driven by headcount and salary increases and the reinstatement of an incentive bonus plan in 2026, (ii) $0.6 million increase in clinical trial costs as we continue our NEUTRALIZE-AKI study efforts, and  (iii) $0.6 million increase in external services primarily due to device development costs necessary for preparation and submission of modules for FDA review pursuant to a modular PMA process.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 and 2025 were approximately $1.6 million and $1.9 million, respectively. The decrease in general and administrative was the result of (i) 0.3 million decrease in compensation due to a decline in headcount coupled with the Company having to recognize costs related to the termination of its former chief financial officer during the three months ended September 30, 2025, (ii) $0.1 million decrease in audit and SEC related activities, and (iii) $0.1 million decline in legal expenses, offset by (i) $0.1 million increase in Director fees, (ii) $0.1 million increase in other professional services and franchise taxes.

Other Income (Expense)

We recognized other income, net of approximately $0.1 million and $0.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively, the result of interest income for both periods.

Income Tax Provision (Benefit)

We recorded no provision for income taxes for the three months ended September 30, 2026 and September 30, 2025.

Net Loss

During the three months ended September 30, 2026, we had a net loss of approximately $4.5 million compared to a net loss of approximately $3.5 million for the three months ended September 30, 2025. The reason for the increase in net loss of approximately $1.0 million has been disclosed in the above discussion.

Results of Operations

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The following table sets forth a summary of our results of operations. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	Nine Months Ended
	September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue	$1,745	$814	$931	114%
Cost of goods sold	148	41	107	261%
Gross profit	$1,597	$773	$824	107%
Operating expenses
Research and development	8,438	5,318	3,120	59%
General and administrative	5,134	4,614	520	11%
Total operating expenses	13,572	9,932	3,640	37%
Loss from operations	(11,975)	(9,159)	(2,816)	31%
Total other expense	198	(84)	282	(336)%
Loss before income tax provision	(11,777)	(9,243)	(2,534)	27%
Income tax provision	3	3	—	0%
Net loss	$(11,780)	$(9,246)	$(2,534)	27%

Revenue, Cost of Goods Sold and Gross Profit

Net revenue increased $0.9 million to $1.7 million for the nine months ended September 30, 2026, compared to $0.8 million net revenue for the nine months ended September 30, 2025. The increase is attributable to both increased customer adoption of QUELIMMUNE and an increase in existing customer demand during the nine months ended September 30, 2026, compared to the same period ended September 30, 2025. Cost of goods sold increased $107 thousand, commensurate with the increased sales of QUELIMMUNE.

Research and Development Expenses

The following table discloses the breakdown of research and development expense for the nine months ended September 30, 2026 compared to the three months ended September 30, 2025:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2026	2025	$	%
Clinical trials	$3,854	$2,922	$932	32%
External services	939	232	707	305%
Payroll and personnel expenses	3,327	1,934	1,393	72%
Other research and development expenses	318	230	88	38%
	$8,438	$5,318	$3,120	59%

Research and development expenses for the nine months ended September 30, 2026 and 2025 were $8.4 million and $5.3 million, respectively. The increase in research and development expenses of approximately $3.1 million, or 59%, was primarily driven by (i) $1.4 million increase in compensation expense due primarily to lower bonus expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2026, (ii) $0.9 million increase in clinical trial costs as we continue our NEUTRALIZE-AKI study efforts, (iii) $0.2 million reduction in our funded research and development expense offset from services provided to a third-party for certain clinical research services (see Note 2 to our unaudited condensed consolidated financial statements), and (iv) $0.7 million increase in external service costs primarily due to device development costs necessary for preparation and submission of modules for FDA review pursuant to a modular PMA process.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 and 2025 were approximately $5.1 million and $4.6 million, respectively. This increase was primarily the result of (i) $0.6 million increase in Director fees as a result of the Directors having approved the rescission of any earned-but-unpaid director fees as of June 30, 2025, (ii) $0.3 million increase in legal fees due to litigation and related matters, primarily incurred during the first six months of 2026, (iii) $0.1 million increase in audit and SEC related activities, (iv) $0.2 million increase in other professional services and franchise taxes, offset by (i) $0.7 million decline in compensation related expenses primarily driven by the reversal of previously recognized stock compensation due to the underlying grants being forfeited, coupled with a decline in payroll costs.

Other Income (Expense)

We recognized other income, net of approximately $0.2 million for the nine months ended September 30, 2026, compared to other expense, net of approximately $0.1 million for the same period ended September 30, 2025. The change is driven by (i) a one-time $0.3 million financing charge related to our standby equity purchase agreement recognized during the nine months ended September 30, 2025 that did not exist during the same period ended September 30, 2026, and (ii) increased interest income as a result of our increased cash during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Income Tax Provision (Benefit)

We recorded a provision for income taxes of $3 thousand and $3 thousand for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Net Loss

During the nine months ended September 30, 2026, we had a net loss of approximately $11.8 million compared to a net loss of approximately $9.3 million for the nine months ended September 30, 2025. The reason for the increase in net loss of approximately $2.5 million has been disclosed in the above discussion.

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

Since the date of effectiveness and through September 30, 2026, we have raised approximately $44.1 million under the 2023 Shelf and have approximately $55.9 million remaining for future offerings. However, actual availability for primary offerings is limited by the “baby shelf” restrictions applicable to our use of Form S‑3.

At-The-Market Offering

On August 20, 2024, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC ("Wainwright") as sales agent, to sell shares of common stock, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. As of September 30, 2026, we are currently restricted from raising capital on the ATM Agreement due to the baby shelf limitations, which is a component of the 2023 Shelf.

Standby Equity Purchase Agreement

On April 25, 2025, we entered into a standby equity purchase agreement (“SEPA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the commencement date, May 14, 2025. As of September 30, 2026, approximately $13.8 million in aggregate capacity remained available under the SEPA.

To finance our operations, we will need to raise additional capital. As described below, we cannot expect to receive any cash proceeds from the exercise of warrants in the near term, because the exercise of warrants is not in our control. We are seeking additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. We do not currently have any committed external source of funds. We have concluded that these circumstances raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of this Form 10-Q (see Note 1 to our unaudited condensed consolidated financial statements.

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

●

the costs of operating as a public company, including personnel expense as well as increased director and officer insurance premiums, audit and legal fees, investor relations fees and expenses related to compliance with public company reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and rules implemented by the SEC and the Nasdaq Stock Market LLC.

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

The following table summarizes our contractual obligations as of September 30, 2026:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
None	$—	$—	$—	$—	$—
Total contractual obligations	$—	$—	$—	$—	$—

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Statement of cash flow data:
Total cash (used in)/provided by:
Operating activities	$(9,128)	$(9,505)
Investing activities	—	—
Financing activities	1,137	21,449
Net increase (decrease) in cash	$(7,991)	$11,944

Net cash used in operating activities for the nine months ended September 30, 2026 was $9.1 million compared to $9.5 million for the nine months ended September 30, 2025. This is primarily due to the timing of certain payments to vendors as well as increased expenses as discussed in the above “Results of Operations.”

Net cash provided by financing activities for the nine months ended September 30, 2026 was $1.1 million, primarily related to $1.7 million received from the issuance of new shares of common stock, net of offering costs, which was offset by approximately $0.5 million paid to reduce an outstanding note payable. Net cash provided by financing activities for the nine months ended September 30, 2025 was $21.4 million, was primarily related to (i) $14.3 million received from the issuance of new shares of common stock, (ii) $5.9 million in proceeds from issuance of pre-funded warrants and (iii) $1.8 million from proceeds received from the exercise of warrants. This was offset by approximately $0.6 million paid to reduce outstanding notes payable.

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

There has been no material change from the policies or methods disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed March 25, 2026.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the initial public offering of our predecessor, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large-accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other public filings, which could materially affect our business, financial condition or future results. No additional risk factors have arisen that have not already been disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2025, filed March 25, 2026 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, filed on May 13, 2026 and August 8, 2026, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, we did not have sales of unregistered securities not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on October 5, 2026).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on October 5, 2026).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on October 5, 2026).
10.1	2026 Retention Bonus Program Agreement between the Company and Eric Schlorff, dated June 29, 2026 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 1, 2026).
10.2	2026 Retention Bonus Program Agreement between the Company and Kevin Chung, dated June 29, 2026 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 1, 2026).
10.3	Form of Letter Agreement, between the Company and the holders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 5, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SeaStar Medical Holding Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaStar Medical Holding Corporation

Date: November 12, 2026	By:	/s/ Eric Schlorff
Eric Schlorff
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026		/s/ Michael Messinger
Michael Messinger
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2026	By:	/s/ Bradford Towne
Bradford Towne
Controller (Principal Accounting Officer)